Form 10KSB
period 1996-09-30
HARMAT ORGANIZATION INC
filed 1997-01-13
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549

                                                   FORM 10-KSB

[ ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended September 30, 1996 or
[x] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from December 31, 1995 to September 30, 1996 Commission file number 333-3501

                    The Harmat Organization, Inc.
                 (Name of Small Business Issuer in Its Charter)

             NEW YORK                                         11-2780723
(State or Other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization)                             Identification No.)

Old Country Road, P.O. Box 539, Quogue, New York       11959
           (Address of Principal Executive Offices)   (Zip Code)

Issuers Telephone Number:     (516) 653-3303

Securities registered pursuant to Section 12(b) of the Act:

                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                            __________None__________
                                        (Title or Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve
(12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
     Yes                                                X   No

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes:

                 3.1 Registrant's Articles of Incorporation as amended to date, incorporated herein by Reference to Exhibit
                          3.1 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

                 3.2 Registrant's By-Laws, as amended to date, incorporated herein by Reference to Exhibit 3.2 to Registrant's Registration Statement on Form SB-2, File No.333-3501.

                 4.1 Form of Common Stock Certificate, incorporated herein by Reference to Exhibit 4.1 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

                4.2 Form of Warrant and Warrant Agreement, incorporated herein by Reference to Exhibit 4.2 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

                4.3 Form of Series B Warrant, incorporated herein by Reference to Exhibit 4.3 to Registrant's
                         Registration Statement on Form SB-2, File No. 333-
                         3501.

               4.4* Form of Representative's Purchase Option, incorporated herein by Reference to Exhibit 4.4 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

                    4.5 Registrant's 1996 Stock Option Plan (Exhibit 4.5 to Registrants Registration Statement on Form SB-2, File No.333-3501).

               10.2* Employment Agreement dated April 1, 1996, incorporated herein by Reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, File No. 333-3501 and as amended August 3, 1996 between the Registrant and Matthew Schilowitz.

               10.3 Stock Sale Agreement between the Registrant and Bennett Brokow, Lloyd Brokow and Donald Cohen incorporated herein by Reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

               10.4        Stock Purchase Agreement dated March 1, 1996 between
                             the Registrant and Matthew Schilowitz incorporated herein by Reference to Exhibit 10.4 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.


           The Registrant has 2,500,000 shares of Common Stock outstanding as of December 15, 1996.

           The Issuers revenues for its most recent fiscal year ended September 30, 1996 is $2,727,870.

             The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant on December 15, 1996 was $10,000,000.

                                     PART I

Item 1.               Business
(a)          General Development of Business

                      The Harmat Organization, Inc. (hereinafter with its Subsidiaries collectively "Harmat", or the "Company," or the "Registrant"), a Delaware corporation, is a construction, architectural and landscape design and real estate development firm based in Long Island, New York. Harmat builds custom homes on either the client's land or on properties owned or controlled by entities affiliated with Harmat. The Company also builds commercial and residential rental properties. The Company also offers interior design, renovation and restoration services to its clients. In addition, Harmat owns undeveloped land, storage facilities containing 115 units, rental properties and is involved in real estate development projects. Over the past ten years, the Company has focused its efforts in the Suffolk County area of eastern Long Island, New York, where it has built approximately 150 single-family homes as well as such commercial/public projects as the 6,000 square feet center of Jewish Life in Westhampton Beach, the Hamptons Synagogue. The Company is currently constructing a 14 unit luxury condominium in Westhampton Beach on a 10 acre bayfront property on Dune Road consisting of club house, 6 tennis courts, pool, patio, beach access and 30 boat slips.

             (b)      Financial Information about Industry Segments

                      The Company engages in only one industry segment.

             (c)      Narrative Description of Business

General

                      The Company has, since its inception in 1985, built in excess of 150 single-family homes in the Hamptons resorts area of Long Island. New York. It has also been able to acquire residential and commercial rental properties which generated additional cash flow for the Company. In addition, the Company has acquired a 12 lot subdivision, Polo grounds, which is currently in development. The Company is marketing Polo Grounds and currently has three contracts. The Company is also in contract with a 57 unit subdivision in Westhampton Beach [Jaegger] which it closed on during the summer of 1996, marketed immediately thereafter and delivered homes from such development by year end 1996. The Company provides construction management services to other developers and charges a fee for providing construction supervision on a project.

             Currently, the luxury housing market, which has been the Company's primary target niche, has thousands of acres in and around the Hampton area that are available for development. Based upon prior experience, the Company expects that its entry into the market for this usable acreage which is spread in various size pockets throughout the Hampton area, will not be a problematic. The Company will not only continue to invest in properties that are scattered throughout the Hampton area but in markets that are more concentrated and are experiencing residential, industrial and/or commercial growth i.e. Western Suffolk County and Nassau County, New York. The Company feels that it has limited competition from a few large and small real estate developers.

             Since there is significant customer concentration to high net worth individuals who are for the most part impervious to economic conditions, the Company does not expect to experience any significant sales volatility. The Company is also focusing on delivering more moderately-priced homes with similar gross profit margins as its higher-priced homes. The Company expects to purchase larger tracts of land at substantially lower costs per acre than it has historically paid so that it can deliver more homes to at least have a similar impact on its operating results than the Company's higher-end products. At the same time, the Company will be expanding its appeal to customers seeking not only second vacation homes, but affordable primary homes as well.

             The Company expects to expand into commercial and residential management, construction supervision and consulting services all of which it will access primarily through reputation and referrals. Management feels that special projects requiring such services are readily available. In addition, the Company intends to purchase additional rental units to add to its portfolio in order to maintain cash flow during slow periods.

             To date, the Company's strategy for growth has been to integrate the foregoing services into a "turn key" business which can offer its customers the convenience of obtaining all of the necessary elements and services regarding the purchase and maintenance of a home, including the land, architectural, interior and landscape design services, construction of a home, swimming pool or tennis court, and maintenance of the property. The Company believes that it has carved a niche for itself as one of the premier full-service builder/developers in the western portion of the Hamptons.

Since Harmat Homes' inception in 1985, the Company's founder and principal shareholder, Matthew C. Schilowitz, has sought to not only provide construction services through the Company but also to invest in real estate development ventures by purchasing large parcels of real property for development. To date, the majority of such investments have been made by Mr. Schilowitz individually, as a general partner, joint venturer or principal stockholder of a corporation. Mr. Schilowitz has been able to invest in the majority of such properties using private non-recourse financing with only a modest down payment on the purchase price. This type of financing is attractive because the investor is often able to recoup its cash investment after selling only a small number of lots while being able to market the balance with minimal exposure. The Company believes that such sources and terms of financing will be available for future projects, although no assurances can be given that this will be the case.

These projects have involved the construction of single-family homes as well as the development and construction of luxury properties where each home has its own swimming pool and tennis court. Such developments have included "Hidden Cove" in Southampton (12 lots, all of which have been sold); "Woodridge" in Bridgehampton (52 lots, 32 of which have been sold); "The Woodlands" (52 lots, 37 of which have been sold) and "The Crossings," (14 lots, 11 of which have been sold) each in East Quogue; "Emerald Woods" in East Quogue (14 lots, 12 of which have been sold) and "The Fairways" in Westhampton Beach (6 lots, 5 of which have been sold). All of these projects are located in prime areas where the bulk of the lots abut either a nature preserve, golf course or farm land. The Company also anticipates performing construction services for the "Bridal Path" development in Westhampton. The real property for all of the foregoing projects is owned by entities affiliated with the Company.

The Company has built homes ranging in price from $200,000 to $2,000,000. While the bulk of the homes built in the Hamptons are vacation homes, the Company believes that approximately 25% of its clients live in their homes on a year-round basis.

Strategy

Harmat is now seeking to expand, by providing first class construction, design and homeowner and management services to not only residential buyers but to a broad array of commercial clients as well.

For example, the Company is considering developing or investing in luxury single-family developments, senior citizen condominium units and undeveloped real property (including oceanfront acreage) in such areas as western Suffolk County, the Hamptons, Florida and the Washington, D.C./Maryland area that management believes provide attractive opportunities. The Company further believes that it could obtain financing similar to that used in its previous projects, (i.e. a modest down payment and no recourse against the Company) and that such projects would enhance its growth. Furthermore, Management of Harmat is of the opinion that all of such potential projects involve lots in prime locations where homes (or commercial buildings) could be sold or leased profitably within a reasonable amount of time, although no assurances can be given that such transactions will be consummated or that any sales or leases thereunder will occur within any particular time frame. Depending on the project, the Company may either simply build model homes or may be required to put in the required infrastructure such as roads, etc. It is presently contemplated that the Company would receive a management fee and construction fees for services provided for such projects, although no assurances can be given that such fees will be paid or that such ventures will be profitable. The Company may also make construction loans to either its affiliates or to third parties during the course of such projects.

The Company also intends to expand into the commercial real estate field including income producing properties and will therefore aggressively seek out opportunities to construct, manage and/or invest in shopping malls, motels, golf courses, industrial parks and other income-producing properties. The Company believes that its officers and directors have the requisite skills, contacts and experience to successfully enter this field, but no assurances can be given that such goals will be achieved or that any of Harmat's future real estate investments will be profitable.


Competition

The Company believes that it is one of the larger, more sophisticated builders in the western Suffolk County area. Unlike smaller local builders, the Company maintains a permanent sales office and has a registered architect on staff to supervise construction and work with clients who request such services. The construction business is highly competitive, however, and the Company is aware of many builders who are able to meet or improve upon a price the Company can offer its clients for a given construction project. The Company seeks to compete not solely on the basis of price, but on the ability to provide integrated quality real estate, design and construction services under one roof. No assurances can be given that this strategy will enable the Company to compete successfully.


Employees

As of December 31, 1996, the Company has five full-time employees, 3 in management and 2 in clerical. Since 1990, Harmat has not employed a full-time construction staff but has hired skilled non-union local labor on a per-project basis. The Company believes that its relationships with its employees and its sub-contractors are good, and that the supply of skilled labor in the area is adequate for its needs.

Item 2.  Properties

The Company's wholly-owned subsidiaries hold title to certain real property. Such properties include (i) The Polo Grounds, a development with 12 one acre lots in Southampton, New York, each building lot contains room for house with all amenities, pool and tennis court; three of the lots have been built upon and sold; (ii) 2 single-family residential rental properties in the Hamptons; one six bedroom home in Westhampton Beach, New York with eight horse stalls and the other an 8 bedroom house in Southampton, New York both rented on an annual basis; (iii) three acres of unimproved real property in Westhampton, NY; (iv) the 4,000 square foot premises in Quogue, NY housing the Company's executive offices and corporate sales office, which the Company believes is adequate for its foreseeable needs; and (v) a 115,000 square foot mini-storage facility in Quogue, NY., which the Company expects to expand on adjacent property.

The Company issued 1,750,000 shares of its common stock to Mr.
Schilowitz upon transfer of the stock of the corporations holding title to the foregoing properties. See "Certain Transactions."

The Company currently has the following projects under contract:

             (A) Jagger Woods at Westhampton Beach, N.Y. - A 41 acre parcel with approvals to construct 57 single family residences on
                      - to 3/4 acre parcels complete with the following amenities: (community pool, tennis court and clubhouse). Homes will range between 1,271 and 2,160 square feet.

             (B) Two 1 - acre building lots with all road improvements completed located in East Quogue, N.Y., - The lots will be marketed whereby the Company shall construct a single family house complete with pool and tennis court.

             (c) Vacant parcel located adjacent to the Company`s mini storage facility in Quogue, N.Y. The Company intends to develop this property to expand its current facility by constructing approximately 5,000 additional square feet of specialized storage.

Seasonality

The Company generally experiences an increase in revenues in the fall when it commences the majority of its construction projects, and a decrease in revenues during the summer, when it does most of its marketing and in the winter, when adverse weather may make construction difficult. The Company`s projects usually begin in the fall with most sales completed in the spring and early summer. The Company sometimes obtains bridge loans to cover construction costs and utilizes its rental income from apartments and the storage facility to cover its overhead during slow periods.

Licensing

The Company does not require any State or County license or permits to perform services as a general contractor, but does require (and possess) a home improvement license from the Town of Southampton.

Government Regulation

In the construction business, the Company is required to meet and satisfy both State and local building and zoning regulations as well as State and local environmental regulations. Prior to the commencement of construction building plans must be approved which show full compliance with all applicable rules and regulations. In addition, building permits are needed. To date, the Company has had no problems in meeting and satisfying such requirements and in obtaining all permits that it needs for its projects.

Item 3.               Legal Proceedings

             The Company is involved in legal proceedings which are considered routine and incidental to its business. The Company believes that the legal proceedings which are presently pending have no potential liability which would have an adverse material effect on the financial condition, operations or cash flows of the Company.

Item 4.               Submission of Matters to a Vote of Security Holders

             During the last quarter of the Company's fiscal period ended September 30, 1996, no matter was submitted to a vote of the security holders of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related
               Shareholder Matters

                      (a) The Company completed its initial public offering on September 9, 1996. The Company's Common Stock is traded in the over-the-counter market and is generally quoted either by the market makers for the Company's Common Stock or in brokers' bid and asked quotations on the Bulletin Board. The following table sets forth the high and low closing bid quotations for the Company's Common Stock for the last two quarters since the Company's initial public offering.

                1996                                       High Bid      Low Bid

             3rd Quarter
               (commencing
               September 9, 1996)

             4th Quarter


                      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

                      (b) As of December 15, 1996, there were 25 record holders of the Company's Common Stock.

                      (c) The Company has not paid any cash dividends to its shareholders and has no present intention of paying any cash dividends in the foreseeable future.



Item 6.               Management's Discussion and Analysis or
                      Plan of Operations


             Review of 1996 Results

The nine months ended September 30, 1996 and the year ended December

31, 1995

Total revenues for the nine months ended September 30, 1996 were $2,727,870 compared to revenues of $2,323,524 for the year ended September 30, 1995, an increase of approximately $404,000 or 17%.

Construction Sales. Deliveries of 6 homes resulted in housing revenues of $2,496,926 for the nine months ended September 30, 1996. For the year ended December 31, 1995, the Company delivered 6 homes which generated $2,065,126 of housing revenues. Housing revenues in 1996 increased $431,800. The Company's plan is to move into the commercial construction market and concentrate its residential inventory toward affordable housing and the upscale market. Although the same number of homes were delivered in 1995 and 1996, the gross profit margin decreased [see gross profit margin]. The Company's first commercial construction venture included the completion of The Hamptons Synagogue in Westhampton Beach in 1994 which generated $650,000 in additional revenues for the year ended September 30, 1994. This initial commercial construction venture has given the Company publicity towards successfully entering this market with plans to secure future commercial ventures. In addition, the Company has grown into a construction management firm, where the Company receives a management fee to supervise the construction of a project.

Rental Income. Acquisition of additional rental based properties resulted in rental income of $183,398 for the year ended December 31, 1995. For the nine months ended September 30, 1996, the Company generated rental income of $153,944. Rental income in 1996 decreased by $29,454 which reflects nine months rental income of Quick Storage of Quogue, Inc., a self storage facility with 111 units. This facility generated rental income of $77,100 for the nine months ended September 30, 1996. The Company plans to expand the existing facility by purchasing, constructing and expanding rental based properties.

Construction Management Revenue. Construction Management Services for the year ended December 31, 1995 generated $75,000 compared to $25,000 for the nine months ended September 30, 1996. This decrease reflects the completion of a contract secured by the Company to perform construction management supervision for a 14 unit condominium development in Westhampton. Construction management supervision is consistent with the Company's plans to emerge as a full service real estate development company. The Company is currently pursuing additional construction management projects for future development.

Gross Profit Margin. The Company's gross profit margin on homes delivered was approximately twenty percent [20%] during the nine months ended September 30, 1996, compared to twenty-nine percent [29%] in the year ended December 31, 1995. The gross profit margin on homes decreased due to the competitive pricing of the homes built in 1996. In 1995, the Company positioned itself in the upscale market segment.

Selling, General and Administrative Expenses. The Company's Selling, General and Administrative expenses increased to $702,290 [26% of Revenues] for the nine months ended September 30, 1996, compared to $367,498 [16% of revenues] for the year ended December 31, 1995. The increase percentage is principally due to expenditures necessary to accomplish the completed initial public offering - Administrative Staffing and Professional Fees ($225,000), additional Insurance Coverage, Office Expense and Improvements ($55,000).

Charge for Executive Compensation Capitalized. The $14,750 for the nine months ended September 30, 1996 and the $105,000 for the year ended December 31, 1995, represents the fair value of services provided for executive compensation that would have been paid had the Company chose to do so.

Income from Operations. The Company's income loss from operations for the nine months ended September 30, 1996 and for the year ended
December 31, 1995 was $227,939 and $131,710 respectively. This decrease of approximately $359,649 is primarily attributable to the increase in Selling, General and Administrative Expenses for the nine months ended September 30, 1996 of approximately $335,000.

Gross Interest Costs. Gross interest costs were $175,972 for the nine months ended September 30, 1996 compared to $157,678 for the year ended December 31, 1995. The increase in gross interest cost for the nine months ended September 30, 1996 resulted from the acquisition of Quick Storage of Quogue, Inc. [a self storage facility], Polo Grounds [12 units subdivision] and other real estate ventures whereby additional debt was incurred upon acquisition.

Other [Income] Expense. Included in other [income] expense in 1995 is $(245,022) which represents gain on sale of marketable securities, compared to $47,976 for the nine months ended September 30, 1996. The Company realizes that the real estate industry is highly speculative. Land values and/or home prices may fluctuate significantly, and the rate of home sales can be slow. The Company's building has centered in the Hamptons resort area in Easter Long Island, New York, where the bulk of the market consists of vacation homes. The Company has already begun to expand into other areas of the real estate industry [rental properties, primary residences, construction management and commercial construction projects]. The Company has acquired key personnel with the requisite skills, contracts and experience to successfully expand into these areas within the real estate field. The Company will seek out additional opportunities to construct, manage and/or invest in family communities, shopping centers, industrial parks, congregate care facilities and other income producing properties. The Company's belief that investing in income producing properties will insure a stable growth for the future should adverse market conditions arise.

Pro Forma Net Income. Pro forma net income gives rise to income tax consideration assuming that each of the subsidiary entities had been a "C" Corp., for the year ended December 31, 1995. Since each of the subsidiary entities was an "S" Corp., no provision for income taxes was necessary. In accordance therewith, an estimated pro forma income of $94,903 gave effect to an income tax provision had each of the subsidiaries been a "C" Corp rather than an "S" Corp. Effective March 1, 1996, each of the "S" Corporations terminated their "S" Corporation status and became "S" Corporations. The Company has net operating losses of approximately $370,000 available to reduce future taxes as at September 30, 1996.

Item 7.               Financial Statements

                      The financial information required by item 8 is included elsewhere in this Report. (See Part IV, Item 13).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

                      None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Registrant

The Executive Officers and Directors of the Company and a brief summary of their business experience and certain other information with respect to them are set forth below:

Name                                 Age                        Title


Matthew C. Schilowitz              32               President, CEO & Chairman

Scott Prizer                       33               Secretary & Director

Seymour G. Siegel                  53               Treasurer & Director

David W. Sass                      61               Director

David S. Eiten                     36               Director

                      All of the foregoing persons are elected as directors for a term of one year or until their successors are duly elected and qualified. There are no arrangements or understandings between any director and any other person(s), pursuant to which a director was elected as a director. The foregoing officers serve at the pleasure of the Board of Directors for a term of one year, or until their successors are duly elected and qualified. See Item 13 with regard to contractual obligations of the Company regarding certain officers of the Company.

Matthew C. Schilowitz Mr. Schilowitz founded Harmat in 1985, and has been its president and chairman since inception. Mr. Schilowitz has a B.A. in Business Administration from Tulane University.

Scott Prizer Mr. Prizer became an officer and director of the Company in July 1995. From 1990 to 1992, he worked as an investment banker specializing in mergers and acquisitions at European Investors, Inc. ("EII"). Since 1992, he has worked as a investment advisor/asset manager in the real estate group of EII. He is a Vice President of EII an investment advisor with real estate and securities portfolios, in excess of $800,000,000. Mr. Prizer has a B.A. from George Washington University and an M.B.A. from New York University. Mr. Prizer is Mr. Schilowitz' first cousin.

Seymour G. Siegel Mr. Siegel became a director of the Company in July 1995. Mr. Siegel is a CPA and from 1969-1990 was senior partner and founder of Siegel Rich & Co. P.C. ("Siegel Rich"), an accounting firm specializing in privately owned businesses and high net worth individuals. In 1990, Siegel Rich merged with M.R. Weiser & Co. Mr. Siegel stayed on as a senior partner until 1994, when he co-founded Siegel Rich Incorporated, a firm providing advisory services to businesses regarding mergers and acquisitions, long-range planning and problem resolution. Mr. Siegel is a director of the Oak Hall Capital Fund and Prime Motor Inns, L.P.

David W. Sass Mr. Sass has been a director of the Company since July 1995. For the past 35 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, counsel to the Company. Mr. Sass is a director and officer of J.E.C. Lasers, Inc., a public company engaged in various aspects of the laser business; a director and officer of Carter, Milchman & Frank, Inc., a company in the wholesale distribution of tools and related building equipment; an officer of Ionic Fuel Technology, Inc., a company engaged in the sale and distribution of emission control systems, and a member and Vice Chairman of the Board of Trustees of Ithaca College.

David S. Eiten Mr. Eiten became a director of the Company in January 1996. From 1990 to the present he is the owner and operator of a residential and commercial construction company. From 1986 to 1990 he was Vice President of Field Operations for the Company.

Item 10.              Executive Compensation

             (a)      Cash Compensation

                      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during each of the Company's last three fiscal years by all individuals who served as the Company`s Chief Executive Officer during the last fiscal year and the Company`s most highly compensated executive officers who served as such during the last fiscal year.

                                                                        Long-Term Compensation
                              Annual Compensation                          Awards                  Payout

                                                                                                             All        Payouts
                                                         Other Annual   Restricted                           Other
Name and                                                 Compensation   Stock       Options    LTIP
                                                                                                       Compen-
Principal Position          Year    Salary($)   Bonus      ($)          Awards($)    SARs      Payouts(#)    sation($)

Matthew Schilowitz(1)(2)    1996     $52,000
Chief Executive Officer     1995                          197,000
Chief Financial Officer,    1994                          217,000



-------

(1) See the discussion of the Company`s employment agreement with Mr. Schilowitz as described in Item 13.

(2) During the nine months ended September 30, 1996 and the two years ended December 31, 1995, Mr. Schilowitz received distributions as the Companies were Sub Chapter S corporations and/or partnerships and no salary was paid during 1994 and 1995.

(3) For the nine months ending September 30, 1996, the Company distributed to Matthew Schilowitz marketable securities with a fair market value of $14,750 as additional compensation.



         (b)      Compensation Pursuant to Plans

         None


         (c)      Other Compensation

         None

         (d)      Compensation of Directors

                  The directors of the Company receive $2,500 per meeting, but not to exceed $10,000 per year as compensation for serving in such capacity.

                  (e)      Termination of Employment and Change of Control
                           Arrangement.

                  None.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

The following table provides, on a pro forma basis, information as of December 15, 1996 concerning officers and directors as a group as well as each person who beneficially owned more than five (5%) percent of the Company's outstanding common shares.

Name and Address of                         Common Shares       Percentage
Beneficial Owner                    Beneficially Owned          After Offering

Matthew C. Schilowitz                        500,000(1)               20%
c/o Harmat Homes Inc.
P.O. Box 539
Quogue, NY 11959

Scott Prizer                                    -0-                    0%
145 W.67th St.
New York, NY 10023

Seymour G. Siegel                               -0-                    0%
c/o Siegel Rich Resources, Inc.
1180 Avenue of the Americas
New York, NY 10036

David W. Sass                                   -0-                 0%
c/o McLaughlin & Stern, LLP
380 Lexington Ave.
New York, NY 10168

David S. Eiten                                  -0-                  0%
7 Thorngrove Lane
Dix Hills, New York 11746

All officers and directors                       500,000              20%
 as a group (5 persons)
------------------
*        No shares owned.




Item 12.          Certain Relationships and Related Transactions

         The Company has entered into an employment agreement with Matthew C. Schilowitz, as described below.

         On April 1, 1996 the Company entered into a five year employment agreement which was amended August 3, 1996 with Matthew Schilowitz, a stockholder, director and officer of the Company (the "Schilowitz Agreement"). Under the Agreement, Mr. Schilowitz`s compensation is $105,000 for the first year, $155,000 for the second year, $205,000 for the third year, $255,000 for the fourth year and $305,000 for the fifth year. In addition, Mr. Schilowitz will receive a bonus of 5% of the pre-tax earnings of the Company in each fiscal year.

The foregoing employment agreement terminates upon death or disability of the employee and permits the Company to terminate the Schilowitz Agreement upon the occurrence of certain events or the commission of certain acts or for any other reason provided that the Company pays to such employee a severance payment equal to the aggregate base salary otherwise owed to such employee over the remaining term of the employment agreement (other than for instances in which such employee is terminated for "cause" as defined in such agreement). Pursuant to the provisions of his employment agreement in the event that Mr. Schilowitz is not nominated or re-elected to serve as member of the Board of Directors, either may terminate his employment with the Company and will, in such event, be entitled to continue to receive his base salary as set forth in such employment with the Company for the remainder of the term thereof. The employment agreement also contains certain confidentiality and non-competition provisions which are operative during the term of the agreement and for given periods of time after termination thereof.

The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan") was adopted by the Board of Directors and approved by the Company`s stockholders on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option (the "Option") to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $5.75 per share. The Option has a duration of ten years. The Option provides for the grant of : (i) the right to purchase 250,000 shares of Common Stock such right to vest and become exercisable upon the Company realizing annual earnings before taxes equaling or exceeding $750,000; and (ii) the right to purchase 250,000 shares of Common Stock such right to vest and become exercisable upon the Company realizing annual earnings before taxes equaling or exceeding $1,500,000. Shares subject to options granted under the Schilowitz Incentive plan are subject to adjustment in the event of the Company`s declaration of stock dividends, stock splits, reclassification and the occurrence of other similar events. The Company has reserved 500,000 shares of common Stock for issuance under the Schilowitz Incentive Plan. Pursuant to the terms of the Schilowitz Incentive Plan, the Board of Directors or a committee established by the Board of Directors administers such plan.

The law firm of McLaughlin & Stern, LLP., of which Mr. Sass is a principal, received aggregate legal fees of $110,000 during 1996 for services rendered to the Company.

Mr. Schilowitz has interests, either as a general partner, joint venturer or shareholder, in a number of entities which either have entered, or may in the future enter, into a variety of transactions with the Company. In addition, entities owned or controlled by Mr. Schilowitz own interests in various real estate ventures which may retain the Company as a builder for such developments.

The following table sets forth the name of each of the Company's affiliates, Mr.
Schilowitz's   interest  therein,   and  its  transactions  (either  current  or
contemplated), if any, with the Company:

Company Name                        Mr. Schilowitz's Interest      Transactions

Woodlands Construction
 Corp. LLP                             50% shareholder
                                                                  Woodlands
                                                                  provides
                                                                  contracting
                                                                  services    on
                                                                  small  jobs  -
                                                                  Woodlands owns
                                                                  no   property.
                                                                  It is possible
                                                                  that       the
                                                                  Company    may
                                                                  provide
                                                                  services    to
                                                                  Woodlands   in
                                                                  the future.


Crossings Associates, L.P.            1/9th interest
Services                                                          The  Crossings
                                                                  had  a 14  lot
                                                                  subdivision.
                                                                  There are only
                                                                  2    available
                                                                  lots.      The
                                                                  Company    may
                                                                  provide
                                                                  construction
                                                                  services    to
                                                                  the  crossings
                                                                  in the future.

Emerald Woods Dev. Corp.              50% shareholder
 Services                                                         Emerald  had a
                                                                  14         lot
                                                                  subdivision.
                                                                  There are only
                                                                  3    available
                                                                  lots.      The
                                                                  Company    may
                                                                  provide
                                                                  construction
                                                                  services    to
                                                                  Emerald in the
                                                                  future.


Fairways at Westhampton, Inc.       50% shareholder
Services                                                         Fairways had 6
                                                                 building lots.
                                                                 There
                                                               is only one
                                                               available lot.
                                                               Fairways owns no
                                                               other property.


Bridal Path Development Corp.      50% shareholder
 Services                                                      Bridle    Path
                                                               had  a  14-lot
                                                               subdivision.
                                                               There  are  10
                                                               available
                                                               lots.      The
                                                               Company    may
                                                               provide
                                                               construction
                                                               services    to
                                                               Bridle Path in
                                                               the future.

Woodland Development
Association, a partnership          1/9th interest
                                                                Woodland  owns
                                                                4     building
                                                                lots   located
                                                                in        East
                                                                Quogue,   N.Y.
                                                                The    Company
                                                                may    provide
                                                                construction
                                                                to Woodland in
                                                                the future.

Woodland Pines Associates,
a partnership                    Joint Venture
                                                                  Woodland Pines
                                                                  owns        10
                                                                  building  lots
                                                                  located     in
                                                                  East   Quogue,
                                                                  N.Y.       The
                                                                  Company    may
                                                                  provide
                                                                  construction
                                                                  to    Woodland
                                                                  Pines  in  the
                                                                  future.

The Company issued 1,750,000 shares of its Common Stock to Mr. Schilowitz in connection with the transfer to the Company of all of the issued and outstanding stock of Harmat Homes, Inc. a construction and sales company; Harmat Capital Corp. which owns the corporate headquarters, and vacant l and in Southampton, New York and Southold, New York; Northside Woods, Inc., which owns rental property in Westhampton, New York; Harmat Holding Corp., which owns the subdivision known as the Polo Grounds; Harmat Organization Inc., which owns an interest in Woodland Development Associates, a partnership; and a fifty percent interest in Quick Storage of Quogue, Inc. which owns the storage facility in Quogue, New York. The Company has a contract to purchase the remaining 50% interest from unrelated parties for a purchase price of $150,000.

In connection with the Company`s initial public offering, at the request of the Underwriter, Mr. Schilowitz has made a capital contribution to the Company of 500,000 shares reducing his holding to 1,250,000 in lieu of an Arnaud escrow of 750,000 shares.

All transactions between the Company and its affiliates will be reviewed solely by the Company's outside directors, who will determine the value of any services provided by the Company for any affiliated entity. All sums received by the Company will be equivalent to those granted by unrelated third parties.

The Company borrowed from affiliated persons an aggregate of $240,000 as follows: $20,000 from Sidney Prizer, the grandfather of Matthew Schilowitz, the President of the Company, which loan bears interest at 6% per annum, matures on December 31, 1996 and will be repaid from the proceeds of this offering; $70,000 from Carol

Bernstein, the mother of Matthew Schilowitz, which loan bears interest at 8% per annum and matures on December 31, 1996 and will be repaid from the proceeds of this offering; $150,000 payable to three former owners of Quick Storage of Quogue, Inc. in connection with the purchase by the Company of such persons 50% interest in such company. The monies due to Carol Bernstein, and the three former owners of the Quick Storage of Quogue, Inc., have been repaid in full subsequent to September 30, 1996.

All of the Company`s mortgages on the properties that it owns are personally guaranteed by Matthew Schilowitz, the President of the Company. The Company has agreed to indemnify Mr. Schilowitz against any liability with respect to such guarantees.

                                                      PART IV

Item 13.          Exhibits, Lists and Reports
                  on Form 8-K

(a)      1.       Financial Statements                         Page Number

                  Report of Independent Certified
                  Public Accountants                                F-1

                  Balance Sheets as of September 30,
                  1996 and December 31, 1995                        F-2

                  Consolidated Statement of Operations
                  for the nine months ended
                  September 30, 1996 and the year
                  ended December 31, 1995                           F-4

                  Consolidated    Statements   of   Shareholders    Equity   and
                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and the year ended
                  December 31, 1995                                      F-5

                  Notes to Financial Statements                          F-8


Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

(a)(2)            Exhibits


                    3.1      Registrant's Articles of
                             Incorporation as  amended to
                             date, incorporated herein by
                             Reference to Exhibit  3.1 to
                             Registrant's Registration
                             Statement on Form SB-2, File
                             No. 333-3501.

                    3.2      Registrant's By-Laws, as
                             amended to date,  incorporated  herein by Reference
                             to  Exhibit   3.2  to   Registrant's   Registration
                             Statement on Form SB-2, File No.333-3501.

                    4.1      Form of Common Stock
                             Certificate, incorporated
                             herein by Reference to Exhibit
                             4.1 to Registrant's
                             Registration Statement on Form
                             SB-2, File No. 333-3501.

                    4.2      Form of Warrant and Warrant
                             Agreement, incorporated herein
                             by Reference to Exhibit 4.2 to
                             Registrant's Registration

                             Statement on Form SB-2, File
                             No. 333-3501.

                    4.3      Form of Series B Warrant,
                             incorporated herein by
                             Reference to Exhibit 4.3 to
                             Registrant's Registration
                             Statement on Form SB-2, File
                             No. 333-3501.

                    4.4*     Form of Representative's
                             Purchase Option,  incorporated
                             herein by Reference to Exhibit
                             4.4 to Registrant's
                             Registration Statement on Form
                             SB-2, File No. 333-3501.

                    4.5      Registrant's 1996 Stock Option
                             Plan (Exhibit 4.5 to
                             Registrant`s Registration
                             Statement on Form SB-2, File
                             No.333-3501).

               10.2*         Employment Agreement dated
                             April 1, 1996, incorporated
                             herein by Reference to Exhibit
                             10.2 to Registrant's
                             Registration Statement on Form
                             SB-2, File No. 333-3501 and as
                             amended August 3, 1996 between
                             the Registrant and Matthew
                             Schilowitz.

               10.3          Stock Sale Agreement between
                             the Registrant and Bennett
                             Brokow, Lloyd Brokow and Donald
                             Cohen incorporated herein by
                             Reference to Exhibit 10.3 to
                             Registrant's Registration
                             Statement on Form SB-2, File
                             No. 333-3501.

               10.4          Stock Purchase Agreement dated
                             March 1, 1996 between the

                             Registrant and Matthew
                             Schilowitz incorporated herein
                             by Reference to Exhibit 10.4 to
                             Registrant's Registration
                             Statement on Form SB-2, File
                             No. 333-3501.

(b)        Reports on Form 8-K
           One report on Form 8-K was filed during the last quarter of the fiscal year ended September 30, 1996.

To the Board of Directors and Stockholders of The Harmat Organization, Inc. and its Subsidiaries, Quogue, New York

                  We have audited the accompanying consolidated balance sheet of The Harmat Organization, Inc. and its subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine month period ended September 30, 1996, and the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Harmat Organization, Inc. and its subsidiaries as of September 30, 1996, and the consolidated results of their operations and their cash flows for the nine month period ended September 30, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                        MOORE STEPHENS, P.C.
                                                 Certified Public Accountants.
Cranford, New Jersey
December 17, 1996

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
----------------------------------------------------------------------



CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
-----------------------------------------------------------------------






Assets:
Current Assets:
   Cash and Cash Equivalents                                $3,203,669
   Marketable Securities                                        22,507
   Accounts Receivable                                          27,594
   Land and Construction Costs                                 698,185
   Prepaid Expenses                                             43,498

   Total Current Assets                                      3,995,453

Property and Equipment - Net                                  1,152,115

Other Assets:
   Goodwill - Net                                               66,346
   Investment in Partnership                                    26,447
   Land Deposits                                                85,000

   Total Other Assets                                          177,793

   Total Assets                                             $5,325,361





The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
---------------------------------------------------------------------------

Liabilities and Stockholder's Equity:
Current Liabilities:
   Current Portion of Mortgage Payable                         $       230,668
   Notes Payable - Related Parties                                      90,000
   Other Notes and Loans Payable                                       171,500
   Accounts Payable and Accrued Expenses                               224,790
   Customer and Security Deposits                                       11,924

   Total Current Liabilities                                           728,882

Commitment and Contingencies [9]                                         --

Other Liability:
   Mortgages Payable - Net of Current Maturities                       905,563

Stockholders' Equity:
   Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized
     No Shares Issued and Outstanding                                      --

   Common Stock - $.001 Par Value, 25,000,000 Shares Authorized,
     2,612,500 Shares Issued and Outstanding                             2,612

   Additional Paid-in Capital - Common Stock                         4,253,604

   Accumulated [Deficit]                                              (565,300)

   Total Stockholders' Equity                                        3,690,916

   Total Liabilities and Stockholders' Equity               $        5,325,361

The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
--------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------

                                         Nine months ended   Year ended
                                            September 30,   December 31
                                                1 9 9 6        1 9 9 5
Revenues:
   Construction Sales                    $2,496,926          $2,065,126
   Sale of Land Held for Development         52,000                --
   Rental Income                            153,944             183,398
   Management Fee Income                     25,000              75,000
   Total Revenues                         2,727,870           2,323,524

Cost of Sales and Direct Operating
Expenses                                  2,238,769           1,719,316
   Gross Profit                             489,101             604,208
Selling, General and Administrative
Expenses                                    702,290             367,498
Charge for Executive Compensation
Capitalized                                  14,750             105,000
   [Loss] Income from Operations           (227,939)            131,710
Other Income [Expense]:
   Gain on Sale of Marketable
Securities                                   47,976             245,022
   Unrealized Gain on Marketable
Securities                                    4,394               5,575
   Interest and Dividend Income               5,050              11,274
   Interest Expense                        (175,972)           (157,678)
   Total Other [Expense] Income            (118,552)            104,193
   Net [Loss] Income: Historical          $(346,491)            235,903
Charge in Lieu of Income Taxes [1]                              (94,903)
  Pro Forma Net Income [2]                                   $ 141,000
   [Loss] Per Share: Historical              $(.19)      $       ---
Pro Forma Earnings Per Share:
   Net Income                                                      $.08
   Weighted Average Number of Shares      1,806,661           1,750,000

The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
-----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
               Common Stock  Additional                                  Total
                 Number of     Amount        Paid-in       Accumulated
Stockholders'
               Shares        [At Par]        Capital       [Deficit]     Equity

Balance -
January 1, 1995 1,250,000      $1,250        $24,250       $55,654      $81,154

   Net Income    --            --               --         235,903      235,903
Executive Compensation
     Capitalized --            --           105,000           --        105,000
Stockholder
 Distributions    --           --              --        (603,987)    (603,987)
Balance - December
31, 1995        1,250,000     1,250          129,250     (312,430)   (181,930)
March 1, 1996 - Transfer
of S Corporation
Deficit to Additional
 Paid-in Capital   --            --        (342,437)      342,437        --
Proceeds from Private
 Placement      500,000         500          499,500         --        500,000
Net Proceeds from an Initial
Public Offering of Common Stock
 on September 13,
  1996          862,500          862         3,928,811       --      3,929,673
Contribution of
Capital by a
 Shareholder     --               --           23,730        --         23,730
Executive Compensation
    Capitalized      --           --          14,750         --         14,750
   Net [Loss]        --           --            --        (346,491)   (346,491)
Distribution to
 Stockholder          --          --             --        (248,816)   (248,816)
Balance - September
 30, 1996          2,612,500   $2,612        $4,253,604   ($565,300) $3,690,916

The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.
                                       F-5

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------
                                    Nine months ended             Year ended
                                   September 30,                  December 31,
                                    1 9 9 5                          1996
Operating Activities:
   Net [Loss] Income               (346,491)                   $235,903
   Adjustments to Reconcile Net
[Loss] Income to Net Cash [Used for] Provided by
Operating Activities:
     Depreciation and Amortization   27,063                      29,414
     Gain on Sale of Marketable
Securities                          (47,976)                   (245,022)
     Change in Unrealized [Gain]
Loss on Investments                  (4,394)                      8,228
     Loss on Partnership Investment   3,280                       1,000
Executive Compensation Capitalized   14,750                     105,000
   Changes in Assets and Liabilities:
     Contract Receivables           (12,830)                     153,706
     Accrued Interest Receivable       --                        (16,665)
     Purchase of Marketable
Securities                          (242,148)                  (2,905,276)
Sales of Marketable Securities       456,105                    3,402,329
     Costs and Profits in Excess of Billings on
 Uncompleted Contacts                  --                        345,123
     Billing in Excess of Costs and Profits on
Uncompleted Contracts                  --                       (32,478)
     Prepaid Expenses                (42,323)                      1,080
Accounts Payable and Accrued Expenses  (421,985)                 135,234
    Customer Deposits               (85,576)                     97,500
     Total Adjustments              (356,034)                  1,079,173
Net Cash - Operating Activities -
 Forward                            (702,525)                  1,315,076
Investing Activities:
 Acquisition of Quick Storage         --                        (150,000)
   Less: Cash of Quick
Storage at Acquisition                --                           4,737
   Acquisition of Property
and Equipment                        (48,079)                    (19,825)
   Deposit on Land                   (10,000)                    (75,000)
   Land and Construction Costs       193,031                    (406,070)
   Advances from/to Affiliates
and Related Parties                    --                         92,152
   Land Held for Development:          72,298                            --
   Net Cash -
Investing Activities - Forward       $207,250                  $(554,006)

The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
----------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------
                                          Nine months ended      Year ended
                                          September 30,          December 31,
                                             1 9 9 6             1 9 9 5
   Net Cash - Operating Activities -
   Forwarded                            ($702,525)                $1,315,076
   Net Cash - Investing Activities -
   Forwarded                              207,250                   (554,006)
Financing Activities:
   Contribution by Shareholder             23,730                    --
   Repayment of Notes Payable -
   Related Party                         (125,000)                   --
   Net Proceeds of Sale of
   Common Stock                         3,929,673
   Proceeds from New Loans                --                          309,500
   Proceeds of Mortgage Payable           500,000                       --
   Repayments of Mortgages Payable       (624,619)                    (14,764)
   [Repayments] Proceeds of Notes
     Payable - Stockholder               (277,000)                     150,000
   Proceeds of Notes Payable - Other       38,700                        --
   Repayments of Notes Payable - Other    (6,560)                      (8,120)
   [Repayment] of Due to Stockholder        --                       (608,463)
   Distribution to Stockholders          (65,419)                    (587,322)
   Proceeds of Private Placement         500,000                        --
   Repayment to Bank                    (240,000)                       --
   Deferred Offering Costs                30,000                      (30,000)
   Net Cash - Financing Activities      3,683,505                     (789,169)
  Net Increase [Decrease] in Cash
   and Cash Equivalents                3,188,230                     (28,099)
Cash and Cash Equivalents - Beginning
 of Periods                               15,439                       43,538
   Cash and Cash Equivalents - End
   of Periods                        $ 3,203,669                      $15,439
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                       $   180,319                     $  50,666
     Income Taxes                   $    14,567                     $    --

Supplemental Disclosures on Non-Cash Investing and Financing Activities:
   During the nine moths ended September 30, 1996, the Company distributed marketable securities with a fair value of $186,400 to its then sole stockholder as a distribution.

   On August 3, 1996, the major stockholder of the Company contributed

500,000 shares of the Company's common  stock to the Company [See Note
8A].


The Accompanying Notes are an Integral Part of these Consolidated
Financial Statements.


                                      F-7(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------
[1] Principles of Consolidation and Business

In November 1995, The Harmat Organization, Inc. [Delaware] [the "Company"] was formed for the purpose of offering securities to the general public and 1,750,000 shares of common stock were issued to the individual stockholder of the Harmat Companies. On March 1, 1996, the individual stockholder of the Harmat Companies transferred his stock in the Harmat Companies to The Harmat
Organization [Delaware] for a 100% ownership interest in the Harmat Organization, Inc. [Delaware].

The September 30, 1996 and December 31, 1995 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

              Entity                                     Nature of Business

Parent Company:

The Harmat Organization, Inc. - Delaware
              Holding Company

Harmat Companies: [Subsidiaries]

Harmat Homes, Inc. ["Harmat"]               Construction of custom homes and
                                            residential and commercial rental
                                            properties, in the eastern
                                            portion of Long Island, New York.

Harmat Holding Corp. ["Harmat Holding"]     Subdivision and development of
                                            undeveloped land
                                            in the eastern portion of Long
                                            Island, New York.

Northside Woods, Inc. ["Northside"]         Rental of residential property in
                                            the eastern portion
                                 F-8
                                            of Long Island, New York.

Harmat Capital Corp. ["Harmat Capital"]      Rental of residential
                                             property   in  the
                                             eastern portion of
                                             Long  Island,  New York.

Harmat Organization, Inc. - New York         Limited Partner in real estate
                                             partnership in the
                                             eastern portion of Long Island,
                                             New York.


                                F-8(Continued)

Quick Storage, Inc.                          Short-term rental of storage
                                             facilities  in the eastern
                                             portion of Long Island, New York.

The construction industry poses certain inherent risks to the Company, such as a shortage of skilled labor. In addition, certain other problems may arise resulting in construction delays such as weather delays, cost of supplies and late deliveries and/or cost overruns that the Company may have to absorb. Furthermore, the Company may incur unexpected costs with respect to warranty service on completed projects even though it carries warranty insurance to cover such contingencies. Such construction risks can affect the Company's cash flow and profits. To date, the Company has not been materially affected by such construction risks. The Company faces competition from a number of local builders, many of which can offer either the same or lower building costs than the Company.



                                      F-8(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
-----------------------------------------------------------------------
[1] Principles of Consolidation and Business [Continued]

The principal stockholder of the Company is a general partner in the partnership in which the Harmat Organization, Inc. - New York has a limited partnership interest.

The Plan for Incentive Compensation of Matthew Schilowitz [the "Schilowitz Incentive Plan"] who is the principal, was adopted by the Board of Directors and approved by the Company's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $5.75 per share. In the event the Company's earnings before taxes first equals or exceeds an amount listed below for any fiscal year ending after the date of the Company's initial public offering, the shares shall be released to such stockholder as follows:

                   Earnings Before                      Shares to be
                        Taxes                              Issued

                  $       750,000                           250,000
                  $     1,500,000                           250,000

If the above earnings levels are achieved, the Company will recognize compensation expense equal to the difference between the fair market value and the exercise price at the time the performance conditions are achieved. Issuance of the shares would result in substantial compensation expense to the Company in future years.

[2] Summary of Significant Accounting Policies

Accounting Period - Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calender year end. The accompanying financial statements include audited financial statements for the nine month period transaction period ended September 30, 1996 and the previously reported fiscal year ended December 31, 1995.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,000,000 at September 30, 1996.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from the normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence,
believes  that  its  accounts   receivable  credit  risk  exposure  beyond  such
allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $2,900,000 at September 30, 1996. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.



                                      F-9(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------
[2] Summary of Significant Accounting Policies [Continued]

Economic Dependency - There were five and six construction contracts which were deemed major customers and accounted for approximately 99% of total construction sales for the nine months ended September 30, 1996 and the year ended December 31, 1995. For the nine months ended September 30, 1996, these contracts represented 25%, 20%, 19%, 18% and 17% of total sales. For the year ended December 31, 1995, five contracts represented 16% each of total sales and one contract represented 19% of total sales. At September 30, 1996, there was $25,000 due under one contract. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

Marketable Securities - The Company accounts for its investments pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; trading securities; and available-for-sale securities. In accordance with SFAS No. 115, prior years' financial statements are not to be restated to reflect the change in adopting the new accounting method.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 1996, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities [See Note 3].

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets, using the straight-line method and for building and building improvements and accelerated methods for furniture and equipment, as follows:

Building and Building Improvements                                 40 Years
Furniture and Equipment                                        5 to 7 Years

Earnings [Loss] Per Share - Earnings [Loss] per share are computed by dividing the net income [loss] for the year by the weighted average number of common shares outstanding. Stock options and warrants are assumed converted to common stock, when dilutive.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Land Development Costs - Costs that clearly relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Otherwise, acquisition costs are allocated based on their relative fair value before development, and development costs are allocated based on their relative sales value. Interest costs are capitalized while development is in progress.



                                      F-10(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
-------------------------------------------------------------------------
[2] Summary of Significant Accounting Policies [Continued]

Revenue Recognition

- Harmat Holding and Harmat Homes - Harmat Holding and Harmat Homes recognizes revenue from the acquisition, development and sale of land and construction and sale of houses on such land. Pursuant to the terms of such contracts and Statement of Financial Accounting Standards ["SFAS"] No. 66, "Accounting for Sales of Real Estate," the Company uses the deposit method of accounting. The method provides that all construction costs be recorded as incurred and monies received from the purchases recorded as deposits until the purchase contracts close when all revenue costs and profits are recognized.

       Harmat Holding classifies all land and construction costs that are expected to be completed within one year as a current asset. At September 30, 1996, such land and construction costs totaled $698,185. Customer deposits received on such contracts totaled $11,924 at September 30, 1996.

- Northside Woods and Harmat Capital - Rental income is recognized as it is earned pursuant to the terms of each lease on a straight line basis. All leases have an initial or remaining term of one year or less.

Income Taxes - Under FAS No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of September 30,1996 are as follows:

Deferred Tax Liabilities:
   Difference between book and tax basis of property, plant and
equipment                                                         $(36,500)

Deferred Tax Assets:
   Federal and State Net Operating Loss Carryforwards            77,800
   Less: Valuation Allowance                                    (41,300)

   Net Deferred Tax Liability                               $      --

The provision for income taxes arises from the amount computed by applying statutory rates for the reasons summarized below:

Provision Based on Statutory                                           34   %
Benefit of Graduated Rates                                            (19)  %
State Taxes Net of Federal Benefit                                      6   %
Benefit of NOL Carryforward                                           (21)  %

   Total                                                              --   %

The Company will have net operating loss carryforwards of approximately $370,000 available to reduce future taxes. These carryforward losses expire in 2011.
Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in company ownership, utilization of these losses may be limited.


                                      F-11(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
-------------------------------------------------------------------------
[2] Summary of Significant Accounting Policies [Continued]

Income Taxes [Continued] - For the year ended December 31, 1995, each of the subsidiaries had elected S-corporation status under the Internal Revenue Code and similar state statutes and, therefore, did not incur federal or state income taxes except for a New York State equalization tax on S-corporation earnings. Taxes are passed through to the individual shareholder for S-corporations. Pro forma net income and earnings per share are presented as if the companies were C-corporations. On March 1, 1996, each of the S-corporations terminated their S-corporation status and became C-corporations.

Goodwill - The cost of the newly acquired subsidiary, Quick Storage, in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. Accumulated amortization at September 30, 1996 was $14,073. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage, Inc. Impairment is recognized if the Company value of goodwill is less than the projected undiscounted cash flow from acquired assets or business.

Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees."

[3] Marketable Securities

Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $31,592.

The change in the unrealized gain account for the nine month period ended September 30, 1996 and for the year ended December 31, 1995 was $4,394 and $5,575, respectively.

[4] Property and Equipment

Property and equipment consist of the following at September 30, 1996:

Land                                                              $   450,496
Building and Building Improvements                                    821,566

Furniture and Office Equipment                                         44,566

Total                                                               1,316,628
Less:  Accumulated Depreciation                                       164,513

   Property and Equipment - Net                                 $   1,152,115

Depreciation expense for the nine months ended September 30, 1996, and for the year ended December 31, 1995 totaled $21,032 and $21,580, respectively.


                                      F-12(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
-------------------------------------------------------------------
[5] Notes and Mortgages Payable

[A] Mortgages - At September 30, 1996, the mortgages payable consist of the following:

Two mortgages payable, dated August 19, 1996, in the original amount of $250,000 each, payable in monthly installments of
$1,971 each, bearing interest at 8.25% and maturing on September 1,
2021.  The mortgages are secured by rental properties having a cost of approximately $500,000.  The proceeds of the mortgages were used to repay previously existing mortgages secured by the
rental properties.                                                   $ 499,496

Mortgage payable, dated November 30, 1992, in the original
principal amount of $400,000, bearing interest at 4% plus
contingent interest participation payments upon the sale of
subdivided lots.  This mortgage is secured by property with
a cost of approximately $450,000 and the personal guaranty of the principal stockholder of the Company.  This mortgage
requires semi-annual payments of interest only commencing
June 30, 1993 through October 30, 1997 when the
mortgage matures and contingent interest participation payments upon the sale of subdivided lots becomes due.  For the nine
months ended September 30, 1996, three subdivided lots were
sold under this participation agreement. Pursuant to such sales, mortgage repayments totaling $120,000 and interest participation
payments totaling $54,000 were made.                                   280,000

Mortgage payable, dated March 11, 1994, in the original
amount of $215,400, with monthly interest at prime plus 3%
until December 15, 1994 when all unpaid principal and
interest is due.  This loan is past due, however, the Company and the bank have reached an agreement to extend this obligation.
The mortgage is secured by land and building having a cost
of  approximately $415,000.                                            215,400

Mortgage  payable  dated  January 17,  1991,  and  amended
June 14, 1994 in the original  amount  of  $180,000
payable  in  monthly  installments  of $1,975
including interest through February 1, 2006. Interest is
payable at an adjustable interest rate [9.875% at September 30,
1996] which is determined annually.  The mortgage is secured
by land and building having a cost of approximately $200,000.          141,335

   Total                                                             1,136,231
   Less: Current Portion                                               230,668

   Total Mortgages Payable                                           $ 905,563

                                      F-13(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
-------------------------------------------------------------------------
[5] Notes and Mortgages Payable [Continued]

[B] Related Party Notes Payable

Notes payable to two related parties due on demand for
$70,000 and $20,000,  bearing interest at 8% and 6% per
annum, respectively.                                                  $90,000

In September 1996, the Company repaid a related party note payable of $125,000.

[C] Other Notes and Loans Payable

In 1994 and 1995,  there was a loan to an  individual
with  interest at 12% per annum. This loan was due
February 1, 1996 and has been extended to January 31, 1997.
Repayment of this loan is guaranteed by the principal
stockholder of the Company.                                          $  100,000

Legal settlement obligation from 1991 to a contractor is
payable in equal semi-annual installments on June 1 and
December 1 of each year with annual payments of $8,120.                 32,800

Notes payable dated September 24, 1996, issued pursuant to the purchase and financing of a commercial insurance policy.
Such note is payable in monthly installments of $4,048 including principal and interest calculated at 9.95% per annum through
July 9, 1997.                                                            38,700

   Total                                                         $      171,500

[D] Other Notes Repayment - A note payable to a bank in the amount of $240,000 and notes payable to shareholders totaling $277,000 were repaid in September
 1996.

Annual maturities of mortgages payable are as follows:

 For the Period Ended
     September 30,
       1997                                                     $     230,668
       1998                                                           297,371
       1999                                                            19,133
       2000                                                            21,076
       2001                                                            23,192
       Thereafter                                                     544,791

       Total Notes and Mortgages Payable                          $ 1,136,231

                                      F-14(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
---------------------------------------------------------------
[6] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value Financial Instruments", fair value of financial investments which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of September 30, 1996:

                                                                   Carrying
                                                     Amount         Fair Value

Debt Maturing Within One Year                 $    492,168      $   492,168
Long-Term Debt                                     905,563          905,563

   Totals                                     $  1,397,731      $  1,397,731

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, customer deposits and short-term debt, it is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of long-term debt approximates fair value.

[7]  Private Placement

In February of 1996, Harmat Organization, Inc. [Delaware] offered 500,000 units at $1.00 per unit as part of a private placement transaction. The units consist of one share of common stock, three Series A warrants entitling the holder to purchase three shares of common stock for $6.00 for a period of four years and one Series B warrant entitling the holder to purchase one share of common stock for $9.00 for a period of four years. The shares of common stock and the

Series A warrants were registered as part of the initial public offering. On February 22, 1996, the Company received proceeds of $500,000 from the private placement.

The following is a schedule of warrants:

                                                                                            FMV at        No. of
                                                         No. of             Exercise        Date of      Warrants
   Date of Grant               Type                  Warrants Issued          Price        of Grant      Exercised

February 1996                  Series A                   1,500,000           $  6.00      $ 5.75          --
February 1996                  Series B                     500,000           $  9.00      $ 5.75          --

     Total                                                2,000,000

[8] Common Stock

[A] Capital Contribution - On August 3, 1996, the Company's principal stockholder contributed 500,000 shares of the Company's common stock to the Company in lieu of an escrow of 750,000 of his shares [See Note 1]. The escrow was part of the "Arnaud" agreement [See Note 1]. The 500,000 contributed shares were canceled. The contribution has been reflected retroactively in these financial statements as a recapitalization.

[B] Initial Public Offering - In September 1996, the Company completed the initial public offering of 862,500 units [including the 112,500 underwriter's over-allotment shares] at 5.75 per unit resulting in net proceeds to the Company of $3,929,673.

                                      F-15 (continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
-----------------------------------------------------------------------


[9] Commitments and Contingencies

[A] Land Contract - Pursuant to an agreement dated December 1995, the Harmat Organization, Inc. has agreed to purchase three parcels of undeveloped land located in Westhampton, New York for $1,247,000. The Harmat Organization, Inc. has deposited $75,000 pursuant to the terms of such contract. This contract is subject to the Company receiving a commitment for the financing of land acquisitions.

[B] Legal Proceedings - The Company is involved in legal proceedings which are considered routine and incidental to its business. The Company believes that the legal proceedings which are presently pending have no potential liability which would have an adverse material effect on the financial condition, operations or cash flows of the Company. Due the inherent uncertainty of the legal process, however, this assessment may be subject to change in the near term.

[C] Commitments and Stock Option Plan - In 1996, the Board of Directors adopted a stock option plan providing for the granting of up to 400,000 shares of the Company's common stock. This Plan excludes the Company's chief executive officer and principal shareholder. No shares have been granted pursuant to this stock option plan.

[D] Employment Agreement - On April 1, 1996, the Company entered into a five year employment agreement with the President and Chief Executive Officer, who is also the Company's principal shareholder for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the Officer will receive a bonus of 5% of pre tax annual earnings and is granted warrants to purchase up to an aggregate of 500,000 shares of the Company common stock for ten years exercisable at $5.75 per share with rights vesting upon attainment of certain earnings levels [See Note 1].

[10] Segment Information

The Company's operations are classified into two industry segments: construction and rental. The following is a summary of segment information for 1996 and 1995:

                              Construction          Rental        Consolidated
Revenue from Non-Affiliates:
1996                     $      2,573,836  $       153,944  $       2,727,780
1995                     $      2,140,126  $       183,398  $       2,323,524
[Loss] Income from Operations:
1996                   $       (251,043) $        23,104  $        (227,939)
1995                   $         69,460  $        62,250  $         131,710
Identifiable Assets:
1996                  $      3,932,763  $     1,392,598  $       5,325,361
1995                  $      1,064,945  $     1,629,610  $       2,694,555
Depreciation and Amortization:
1996                  $          4,658  $        22,405  $          27,063
1995                  $          1,193  $        28,221  $          29,414

                                    F-16(continued)

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------



[10] Segment Information [Continued]

                             Construction          Rental        Consolidated

Capital Expenditures:

1996                    $         16,457  $        31,622  $          48,079

1995                    $         14,594  $         5,231  $          19,825

[11] New Authoritative Pronouncement

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic value based method of accounting prescribed by Accounting
Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The optional accounting recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply APB Opinion No. 25 in recognizing its stock based employee arrangements as permitted under generally accepted accounting principles. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

                          SIGNATURES

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 1997


                                  The Harmat Organization, Inc.

                                       BY: /s/ Matthew C. Schilowitz
                                           Matthew C. Schilowitz,
                                           President and Chairman of
                                           the Board of Directors


Pursuant to the requirements
of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Name                               Titles                              Date

/s/ Matthew C. Schilowitz       President and Chairman     January 13, 1997
Matthew C. Schilowitz          of the Board of Directors
                            (Chief Executive Officer)

/s/ Seymour G. Siegel      Treasurer and a Director           January 13, 1997
Seymour G. Siegel           (Chief financial and
                             Accounting officer)

/s/ Scott Prizer        Secretary and a Director         January 13, 1997
Scott Prizer

/s/ David W. Sass       Director                         January 13, 1997
David W. Sass

/s/ David S. Eiten      Director                        January 13, 1997
David S. Eiten

                                             MCLAUGHLIN & STERN, LLP
                                         260 Madison Avenue, 18th Floor
                                            New York, New York 10016
                                                  (212)448-1100
                                               Fax:(212) 448-0066


                                                    January 13, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

    Re: The Harmat Organization, Inc.

Gentlemen:

           We herewith file with you, through Edgar, Form 10KSB, with Exhibits Incorporated be Reference for The Harmat Organization, Inc.

           The wire transfer of funds to cover the filing fee was completed as of December 30, 1996. The reference Number is 0082.

          The SEC Edgar filing numbers for The Harmat Organization, Inc., are as follows:

    CIK:  0001013690
    Password: u6uj*atn
    CIK Confirmation Code: sbqp6bm$
    PMAC: qrkbw@f6

                                             Very truly yours,

                                             David W. Sass