Form 10KSB/A
period 1996-09-30
HARMAT ORGANIZATION INC
filed 1997-03-04
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549

                                                   FORM 10-KSB/A

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

                1996                             High Bid      Low Bid

             3rd Quarter                             9           6
               (commencing
               September 9, 1996)

             4th Quarter                            7 1/2         3


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


Dated: March 4, 1997


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

Name                               Titles                              Date

/s/ Matthew C. Schilowitz       President and Chairman     March 4, 1997
Matthew C. Schilowitz          of the Board of Directors
                            (Chief Executive Officer)

/s/ Seymour G. Siegel      Treasurer and a Director        March 4, 1997
Seymour G. Siegel           (Chief financial and
                             Accounting officer)

/s/ Scott Prizer        Secretary and a Director           March 4, 1997
Scott Prizer

/s/ David W. Sass       Director                           March 4, 1997
David W. Sass

/s/ David S. Eiten      Director                           March 4, 1997
David S. Eiten