Form 10-Q
period 1996-12-31
HARMAT ORGANIZATION INC
filed 1997-03-12
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended December 31, 1996.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number

                          THE HARMAT ORGANIZATION, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                                           11-2780723
(State of Incorporation)                               (I.R.S. Employer ID No.)

                               22 Old Country Road
                             Quogue, New York 11959
                                 (516) 653-3303

                     (Address of Principal Executive Offices
              and Principal Place of Business and Telephone Number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.



            Class                    Outstanding at December 31, 1996

Common Stock, $.001 par value                              2,612,500 shares

                          The Harmat Organization, Inc.



                               Index to Form 10-Q





                                                                         Page
                   Item                                                  Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         December 31, 1996 and December 31, 1995                           3-4

         Consolidated Statements of Operations -
         Three months ended December 31, 1996
           and December 31, 1995                                            5

         Consolidated Statements of Cash Flows -                           6-8
         Three months ended December 31, 1996
           and December 31, 1995

         Notes to Consolidated Financial Statements                       9-15

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                       18
         Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                                19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          The Harmat Organization, Inc.



THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                      December 31,          December 31,
ASSETS                                     1996                   1995
------
                                      -------
CURRENT ASSETS

 Cash and Cash                                    $2,627,266          $   15,439
Equivalents

 Marketable Securities                                26,719             367,492

 Accounts Receivable                                  28,144              14,764

 Land and Construction
Costs                                                990,617             114,889

 Prepaid
Expenses                                              70,863               1,175

                                      ---------------------------
 Total Current Assets                              3,743,610             513,759

Property and Equipment-
Net                                                1,229,372           1,125,067

                                      ---------------------
Other Assets

 Land and Construction                          -
Costs                                                                    776,327

 Land Held for                                  -
Development                                                               72,298

 Due From Affiliated                                                 -
Companies                                              8,790

 Goodwill-Net
                                                      64,335              72,377
 Investment in
Partnership                                           26,447              29,727

 Deferred Offering Costs                         -                        30,000

 Land Deposits                                        75,000              75,000

                                      ----------------------------
 Total Other
Assets                                               174,572           1,055,729

                                      ----------------------------
             Total Assets                         $5,147,553          $2,694,555

                                      -------------------------------

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                   December 31,       December 31,
LIABILITIES & STOCKHOLDER'S EQUITY                        1996                 1995
----------------------------------

                                                   ------------------ --------------------- -----------------
CURRENT LIABILITIES

 Current Portion of Mortgage Payable                  $       218,611        $      229,577

 Notes Payable-Shareholders                                 -                       277,000

 Notes Payable-Related Parties                                 20,000                90,000

 Loans Payable-Bank                                         -                       240,000

 Other Notes and Loans Payable                                152,040               139,360

 Accounts Payable and Accrued Expenses                        216,885               646,775

 Customer and Security Deposits                               138,814                97,500

                                                   ------------------ --------------------- -----------------
 Total Current Liabilities                                    746,350             1,720,212

Other Liabilities

 Mortgages Payable-Net of Current Maturities           909,764               1,031,273

 Notes Payable-Related Party                                -                      125,000

                                                   ------------------ ---------------------
    Total Other Liabilities                              909,764            1,156,273

Stockholders' Equity

 Preferred Stock-.001 Par Value,
   5,000,000 Shares Authorized
   No Shares Issued and Outstanding


Common Stock-.001 Par Value, 25,000,000


Shares Authorized, 2,612,500 and 1,250,000

   Shares Issued and Outstanding at

  December 31,1996 and December 31,1995                            2,613              1,250

 Additional Paid-in Capital -Common Stock                      4,253,604            129,250

 Retained Earnings  (Deficit)                                  (764,777)          (312,430)

                                                      ------------------------------------- -----------------
Total Stockholders' Equity                                     3,491,439          (181,930)

                                                      ------------------------------------- -----------------
Total Liabilities and Stockholders' Equity                    $5,147,554         $2,694,555

                                                      ------------------------------------- -----------------


THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Three Months      Three Months
                                                                     ended             ended
                                                                December 31,      December 31,
REVENUES                                                             1996               1995
--------

                                                                -------------------------------------
 Construction Sales                                               $          1,476  $          43,190

 Sale of Land Held for Development                                                                   -

 Rental Income                                                              32,533             51,751

 Management Fee Income                                                                         37,500

                                                                -------------------------------------

  Total Revenues                                                            34,008            132,441


Cost of Sales and Direct Operating Expenses                                 10,418             39,643

                                                                -------------------------------------

             Gross Profit                                                   23,590             92,798


Selling, General and Administrative Expenses                               232,731            103,310


Charge for Executive Compensation Capitalized                                                  52,500

                                                                -------------------------------------

             Income (Loss) from Operations                               (209,141)           (63,012)


Other Income (Expense)

 Gain on Sale of Marketable Securities                                       1,070            110,093

 Unrealized Gain on Marketable Securities                                       (24)           28,467

 Interest and Dividend Income                                               27,318              4,884



 Interest Expense                                                         (18,700)           (42,407)

                                                                -------------------------------------
 Total Other (Expense) Income                                                9,665            101,037

                                                                -------------------------------------
Net Income (Loss)                                                     $  (199,477)           $ 38,025

                                                                -------------------------------------
(Loss) per Share                                                              (0.08)             (0.01)

                                                                -------------------------------------
 Weighted Average Number of Shares                                       2,422,758          1,750,000



                                                                -------------------------------------
THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOW

                                                          Three Months    Three Months
                                                               ended               ended
                                                          December 31,    December 31,
                                                               1996                 1995
                                                          ------------------- ------------------
Operating Activities:

 Net (Loss) Income                                                 $(199,477)            $38,026

                                                          ------------------- ------------------
 Adjustments to Reconcile Net(Loss) Income to Net

                                                          ------------------- ------------------
 Cash(Used For) Provided by Operating Activities:

  Depreciation and Amortization                                         5,922             14,476

  Gain on Sale of Marketable Securities                               (1,070)          (110,093)

  Change in Unrealized(Gain) Loss on Investments                        24                28,467

  Executive Compensation Capitalized                                        -             52,500

Changes in Assets and Liabilities:

 Contract Receivables                                                   (550)


  Purchase of Marketable Securities                                   (4,212)

  Sale of Marketable Securities                                         3,057             22,951

  Prepaid Expenses                                                   (27,365)

  Accounts Payable and Accrued Expenses                               (7.905)             57,569

  Customer Deposits                                                   126,890             47,500


   Accrued Interest Receivables                                                          (8,332)

                                                          ------------------- ------------------

  Total Adjustments                                                    94,791           105,038

                                                          -------------------------------------
Net Cash - Operating Activities-Forward                             (104,686)           143,064

                                                          -------------------------------------

Investing Activities:


  Advances from / to Affiliates and Related Parties                   (8,790)


  Acquisition of Property & Equipment                                (83,179)           (16,153)

  Land Deposit                                                         10,000          (137,652)

  Land and Construction Cost                                        (292,432)

                                                          ------------------- ------------------

 Net Cash-Investing Activities-Forward                              (374,401)         (153,805)

                                                          -------------------------------------


Financing Activities:


 Repayment of Notes Payable-Related Party                            (70,000)

 Repayment of Mortgage Payable                                        (7,856)           (14,764)

 Repayment of Other Notes & Loans Payable                            (19,460)



                                                          -------------------------------------
 Net Cash-Financing Activities                                       (97,316)          (14,764)

                                                          -------------------------------------




Net Increase(Decrease) in Cash and Cash
Equivalents                                                            (576,403)        (25,505)

Cash and Cash Equivalents-Beginning of Periods                         3,203,669           40,944

                                                                --------------------------------
Cash and Cash Equivalents-End of Periods                              $2,627,266         $15,439

                                                                ================================
Supplemental Disclosures of Cash Flow Information:

                                                                ================
   Cash paid during periods for:

      Interest                                                            $18,700         $42,407










THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                          Common Stock            Additional                          Total

                                      ---------------------------
                                      Number of         Amount      Paid-in       Accumulated   Stockholders'
                                          Shares        At Par      Capital        (Deficit)          Equity
                                      -------------- ------------------------- -----------------------------------
Balance-September 30,1995                  1,250,000    $   1,250     $129,250    $    (350,456)  $      (219,956)


 Net Income(Loss) for period                                                              38,026            38,026


                                      -------------- ------------------------- -----------------------------------
Balance-December 31,1995                   1,250,000    $   1,250     $129,250    $    (312,430)  $      (181,930)

                                      -------------- ------------------------- -----------------------------------




THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Common Stock              Additional                           Total

                                      ---------------------------
                                      Number of         Amount       Paid-in        Accumulated    Stockholders'
                                          Shares        At Par       Capital         (Deficit)          Equity
                                      -------------- --------------------------------------------- -----------------

Balance-September 30,1996                  2,612,500    $   2,612      $4,253,604  $     (565,300)     $   3,690,916


 Net (Loss) for period                                                                   (199,477)         (199,477)


                                      -------------- --------------------------------------------- -----------------
Balance-December 31,1996                   2,612,500    $   2,612      $4,253,604  $     (764,777)     $   3,491,439

                                      -------------- --------------------------------------------- -----------------




                                                         - 4 -

                                       The Harmat Organization, Inc.

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (UNAUDITED)



NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------

                  BASIS OF PRESENTATION
                  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 1996 balance sheet data was derived from interim financial statements whereas the December 31, 1195 balance sheet data was derived from audited financial statements and together with the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of the management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

                  The December 31, 1996 and December 31, 1995 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

                  The principal stockholder of the Company is a general partner in the partnership in which The Harmat Management Co., Inc. - New York has a limited partnership interest.

                  The Plan for Incentive Compensation of Matthew Schilowitz [the "Schilowitz incentive Plan"] who is the principal, was adopted by the Board of Directors and approved by the Company's' sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of Common stock at an exercise price of $5.75 per share. In the event the Company's earnings before taxes first equals or exceeds and amount listed below for any fiscal year ending after the date of the Company's initial public offering, the shares shall be released to such stockholder as follows:


                  Earnings Before Taxes                    Shares to be Issued

                  $   750,000                                          $250,000
                  $ 1,500,000                                          $250,000

                  If the above earnings are achieved, the Company will recognize compensation expense equal to the difference between the fair market value and the exercise price at the time the performance conditions are achieved. Issuance of the shares would result in substantial compensation expense to the Company in future years.

NOTE 2 -          ACCOUNTING PERIOD
                  -----------------

                  Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calender year end. The accompanying financial statements include the three month period ended December 31, 1996 and December 31, 1995.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $2,627,266 at December 31, 1996.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from the normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $2,553,000 at December 31, 1996. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.


NOTE 3 -          ECONOMIC DEPENDENCY
                  -------------------

                  There were four and six construction contracts which were deemed major customers and accounted for approximately 99% of total construction sales for the three months ended December 31, 1996 and December 31, 1995. For the three months ended December 31, 1996, these contracts represented 25%, 20%, 19%, and 27% of total sales. For the three months ended December 31, 1995, five contracts represented 16% each of total sales and one contract represented 19% of total sales. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

                  MARKETABLE SECURITIES

                  The Company accounts for its investments pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to- maturity debt securities; trading securities; and available-for-sale securities. In accordance with SFAS No. 115, prior years' financial statements are not to be restated to reflect the change in adopting the new accounting method.

                  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1996 and 1995, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities.

                  EARNINGS [LOSS] PER SHARE

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

                  REVENUE RECOGNITION

                  HARMAT HOLDING AND HARMAT HOMES

                  Harmat Holding Corp. ("Harmat Holding") and Harmat Homes, Inc. ("Harmat Homes")recognize revenue from the acquisition, development and sale of land and construction and sale of houses on such land. Pursuant to the terms of such contracts and Statement of Financial Accounting Standards ["SFAS"] No. 66, "Accounting for Sales of Real Estate," the Company uses the deposit method of accounting. The method provides that all construction costs be recorded as incurred and monies received from the purchases recorded as deposits until the purchase contracts close when all revenue costs and profits are recognized.

                  Harmat Holding classifies all land and
                  construction costs that are expected to be completed within one year as a current asset. At December 31, 1996 and 1995, such land and construction costs totaled $141,962 and $114,889. Customer deposits received on such contracts totaled $131,374 and $97,500 at December 31, 1996 and 1995.

                  NORTHSIDE WOODS AND HARMAT CAPITAL

                  Rental income of Northside Woods, Inc. ("Northside Woods") and Harmat Capital Corp. ("Harmat Capital") is recognized as it is earned pursuant to the terms of each lease on a straight line basis. All leases have an initial or remaining term of one year or less.

NOTE 3 -          PROPERTY AND EQUIPMENT
                  ----------------------

                  Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets for building and improvements and accelerated methods for furniture and equipment of 5 - 40 years and consist of the following:

                                                     December                   December
                                                     31, 1996                   31, 1995

         Land                                        $ 523,000                  $ 450,495
         Buildings and
           improvements                                830,299                    795,950
         Furniture and fixtures                         46,178                     33,324
                                                     ---------                  ---------
                                                     1,399,806                  1,279,769

         Less: accumulated
           depreciation
           and amortization                            170,434                    154,702
                                                     ---------                  ---------

                                                $1,229,372                 $1,125,067
                                                 =========                  =========


NOTE 4 -          INCOME TAXES
                  ------------

                  The Company will file a consolidated federal income tax return with its subsidiaries. At December 31, 1996, the Company will have net operating loss carryforwards of approximately $570,000 available to reduce future taxes. These carryforward losses expire in 2011. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

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


NOTE 5 -          GOODWILL
                  --------

                  The cost of the newly acquired subsidiary, Quick Storage of Quogue, Inc., in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. Accumulated amortization at December 31, 1996 and 1995 was $16,083 and $8,042. The
                  Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage of Quogue, Inc. Impairment is recognized if the Company value of goodwill is less than the projected undiscounted cash flow from acquired assets or business.

NOTE 6 -          PRIVATE PLACEMENT
                  -----------------

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

                  The following is a schedule of warrants:


Date                                       No. of                                    FMV at                No. of
of                                         Warrants             Exercise             Date of               Warrants
Grant                 Type                 Issued               Price                Grant                 Exercised
February              Series A             1,500,000            $6.00                $5.75
1996
February              Series B               500,000            $9.00                $5.75
                                           ---------
1996
TOTAL                                      2,000,000




                                                         - 10 -

NOTE 7 -          COMMON STOCK
                  ------------

                  CAPITAL CONTRIBUTION

                  On August 3, 1996, the Company's principal stockholder contributed 500,000 shares of the Company's common stock to the Company in lieu of an escrow of 750,000 of his shares. The escrow was part of the "earnout" agreement. The 500,000 contributed shares were canceled. The contribution has been reflected retroactively in these financial statements as a recapitalization.

NOTE 8 -          COMMITMENTS AND CONTINGENCIES
                  -----------------------------

                  LAND CONTRACT

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

                  COMMITMENTS AND STOCK OPTION PLAN

                  In 1996, the Board of Directors adopted a stock option plan providing for the granting of up to 400,000 shares of the Company's common stock. This Plan excludes the Company's chief executive officer and principal shareholder. No shares have been granted pursuant to this stock option plan.

                  EMPLOYMENT AGREEMENT

                  On April 1, 1996, the Company entered into a five year employment agreement with the President and Chief Executive Officer, who is also the Company's principal shareholder for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the Officer will receive a bonus of 5% of pre tax annual earnings and is granted warrants to purchase up to an aggregate of 500,000 shares of the Company common stock for ten years exercisable at $5.75 per share with rights vesting upon attainment of certain earnings levels.

                          The Harmat Organization, Inc.

                                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THE

                                       THREE MONTHS ENDED DECEMBER 31, 1995


Net revenues decreased $98,433 to $34,008 for the three months ended December 31, 1996 from $132,441 for the three months ended December 31, 1995. The $41,714 decrease in gross sales was due primarily to the fact that there were no sales recorded in the three months ended December 31, 1996. The remaining change in net revenues related primarily to a lower rental income and a reduction in management fee income.

Cost of sales for 1996 was $10,418 as compared to $39,643 for 1995. The reduction is due to the lack of sales in the three months ended December 31, 1996 versus 1995.

Selling, general and administrative expenses were $232,731 in 1996 as compared to $103,310 in 1995. The increase is due primarily to the addition of administrative staff and marketing costs in 1996 versus 1995.

Interest expense decreased from $42,407 in 1995 to $18,720 in 1996 primarily as a result of a reduction in construction loans and the repayment of bank debt and payables to Shareholders and Related Parties from the public offering in September, 1996.

The net loss for the three months ended December 31, 1996 increased by $237,502 from a net profit of $38,025 for the three months December 31, 1995 to a net loss of $199,477.

                          The Harmat Organization, Inc.

                                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been the proceeds of its initial public offering, cash generated from sales, and borrowings from its officers and related parties.

During the three months ended December 31, 1996, the Company had negative cash flows from operating activities of $104,686 versus a positive cash flow of $143,064 for the three months ended December 31, 1995. Investing activities used cash of $374,401 in 1996 and $153,805 in 1995 primarily for the acquisition of land and construction costs.

                          The Harmat Organization, Inc.

PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  There have been no new legal proceedings or material changes to legal proceedings during the period from those reported in the Company's Form 10-K for the year ended September 30, 1996.


ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - None

                  b.  Reports on Form 8-K
                           None

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          The Harmat Organization, Inc.
                                                   (Registrant)



         By
                  Matthew C. Schilowitz
                  Chief Executive Officer




         By
                  Vincent E. Hunt
                  Chief Financial Officer



Date:       , 1997