Form 10-Q
period 1997-03-31
HARMAT ORGANIZATION INC
filed 1997-05-13
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549

                                                         FORM 10-Q


                               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                              THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1997.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number 333-03501

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



            Class                    Outstanding at March 31, 1997

Common Stock, $.001 par value            2,612,500 shares

                                               The Harmat Organization, Inc.



                                                    Index to Form 10-Q





                                                                                                                   Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         March 31, 1997 and March 31, 1996                                                                           3-4

         Consolidated Statement of Operations -
         Three months and six months ended March 31, 1997
         and March 31, 1996                                                                                            5

         Consolidated Statements of Cash Flow -                                                                        6
         Six months ended March 31, 1997
     and March 31, 1996

         Consolidated Statement of Stockholder's Equity                                                              7-8

         Notes to Consolidated Financial Statements                                                                 9-15

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                   18
         Item 6.  Exhibits and Reports on Form 8-K                                                                    18

Signatures                                                                                                            19









The Harmat Organization, Inc. And Subsidiaries

Consolidated Balance Sheet




ASSETS
CURRENT ASSETS                                         March 31, 1997                      March 31, 1996


Cash and Cash Equivalents                              $1,446,637                          $   82,340
Marketable Securities                                      13,581                              87,556
Accounts Receivable                                        91,310                              30,052
Land and Construction Costs                               922,501                             798,523
Prepaid Expenses                                           82,323                               8,367

Total Current Assets                                    2,556,351                           1,006,838

Property and Equipment-Net                              1,235,681                           1,143,770

Other Assets

Land and Construction Costs                             2,201,016                             608,349
Land Held for Development                                   -                                  72,298
Due From Affiliated Companies                              31,364                              23,200
Goodwill-Net                                               62,325                              70,366
Investment in Partnership                                  26,447                              29,727
Deferred Offering Costs                                     -                                 176,300
Land Deposits                                              91,000                              75,000

Total Other Assets                                      2,412,151                           1,055,240

Total Assets                                           $6,204,183                          $3,205,848























The Harmat Organization, Inc. And Subsidiaries

Consolidated Balance Sheet


LIABILITIES & STOCKHOLDERS' EQUITY                                March 31, 1997             March 31, 1996
CURRENT LIABILITIES

Current Portion of Mortgage Payable                               $   107,700                $  331,266
Notes Payable-Shareholders                                               -                      270,260
Notes Payable-Related Parties                                            -                      215,000
Loans Payable-Bank                                                       -                      240,000
Other Notes and Loans Payable                                         139,140                   139,360
Accounts Payable and Accrued Expenses                                 286,786                   635,969
Customer and Security Deposits                                        265,618                   399,800

Total Current Liabilities                                             799,245                 2,231,655

Other Liabilities
Mortgage Payable-Net of Current Maturities                          1,021,669                   925,445
Construction Loans Payable - Net
 of Current Maturities                                              1,108,241                     -
 Total Other Liabilities                                            2,129,910                   925,445


Stockholders' Equity
Preferred Stock-.001 Par Value, 5,000,000
Shares Authorized
 no Shares Issued and Outstanding                                      -                          -

Common Stock-.001 Par Value, 25,000,000
Shares Authorized, 2,612,500 and 2,250,000
Shares Issued and Outstanding at March 31,                             2,613                      2,250
1997 and March 31, 1996

Additional Paid-In Capital-Common Stock                            4,253,604                    300,563

Retained Earnings (Deficit)                                         (981,188)                  (254,065)

Total Stockholders' Equity                                         3,275,029                     48,748

Total Liabilities and Stockholders' Equity                        $6,204,183                 $3,205,648
















The Harmat Organization, Inc. And Subsidiaries

Consolidated Statement of Operations



                                                                          Three             Three      Six Months         Six Months
                                                                          Months            Months     ended              ended
                                                                          ended             ended      March 31,          March 31,
                                                                          March 31,         March 31,   1997               1996
REVENUES                                                                  1997              1996

Construction Sales                                                        $  -              $ 1,873    $  1,476           $  45,063
Rental Income                                                               37,401           48,449      69,934             100,200
Management Fee Income                                                        -               37,500         -                75,000

Total Revenues                                                              37,401           87,822      71,410             220,263

Cost of Sales and Direct Operating Expenses                                  9,888             -         20,306              39,643

  Gross Profit                                                              27,513           87,822      51,104             180,620

  Selling, General and Administrative Expenses                             297,541          116,890     530,272             220,200

  Charge for Executive Compensation Capitalized                             -                14,750        -                 67,250

  Income (Loss) from Operations                                           (270,028)         (43,818)    (479,168)          (106,830)

Other Income (Expenses)
Gain on Sale of Marketable Securities                                       52,710           30,222      53,780            140,315
Unrealized Gain on Marketable Securities                                        24            8,711        -                37,178
Interest and Dividend Income                                                25,462              451      52,780              5,335
Interest Expense                                                           (24,579)         (40,622)    (43,279)           (83,029)

Total Other (Expense) Income                                                53,617          ( 1,238)     63,281             99,799

Net Income (Loss)                                                         (216,411)         (45,056)   (415,887)            (7,031)

Charge in Lieu of Income Taxes                                               -                 -           -                  -

Pro Forma Net Income (Loss)                                               $(216,411)        $(45,056)   (415,887)         $ (7,031)

(Loss) per Share                                                            ( .0.08)          ( 0.02)     ( 0.16)             -

Weighted Average Number of Shares                                          2,598,607        1,952,381   2,510,683         1,851,190












THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                Six Months                  Six Months
                                                                                   ended                       ended
                                                                                   March 31, 1997              March 31, 1996

Operating Activities:
                                                                                   $(415,887)                  $ (7,030)
Net (Loss) Income
Adjustments to Reconcile Net Income (Loss) to Net
Cash (Used For) Provided by Operating Activities:
Depreciation and Amortization                                                          12,704                    23,809
Gain on Sale of Marketable Securities                                                 (53,780)                 (140,315)
Change in Unrealized (Gain) Loss on Investments                                          -                       19,756
Executive Compensation Capitalized                                                       -                       67,250


Changes in Assets and Liabilities:
 Contract Receivables                                                                 (63,716)                  (15,288)
 Purchase of Marketable Securities                                                     (4,212)                 (204,667)
 Sale of Marketable Securities                                                         66,918                   360,087
 Prepaid Expenses                                                                     (38,825)                   (7,192)
 Accounts Payable and Accrued Expenses                                                 61,996                    46,763
 Customer Deposits                                                                    253,694                   349,800
 Accrued Interest Receivable                                                            -                        (8,332)

Total Adjustments                                                                     234,779                   491,671
Net Cash-Operating Activities-Forward                                                (181,108)                  484,641

Investing Activities:
 Advances from/to Affiliates and Related Parties                                      (31,364)                  (23,200)
 Acquisition of Property & Equipment                                                  (96,269)                  (42,178)
 Land Deposit                                                                          (6,000)                 (137,652)
 Land and Construction cost                                                        (1,313,069)                 (515,656)
 Payment of Deferred Offering Costs                                                     -                      (146,300)

Net Cash-Investing Activities-Forward                                              (1,446,702)                 (864,986)

Financing Activities:
 Repayment of Notes Payable-Related Party                                             (90,000)                     -
 Repayment of Mortgage Payable                                                         (6,862)                 (18,903)
 Repayment of Other Notes & Loans Payable                                             (32,360)                     -
 Repayment of Notes Payable-Shareholder                                                  -                      (6,740)
 Distribution to Shareholder                                                             -                     (52,616)
 Process of Private Placement                                                            -                     500,000
 Net Cash-Financing Activities                                                       (129,222)                 421,741

Net Increase (Decrease) in Cash and Cash Equivalents                               (1,757,032)                  41,396

Cash and Cash Equivalents-Beginning of Periods                                      3,203,669                   40,944

Cash and Cash Equivalents-End of Periods                                           $1,446,637                  $82,340

Supplemental Disclosures of Cash Flow Information:
 Cash paid during periods for:
   Interest                                                                          $43,799                   $83,029
   Income Taxes                                                                      $20,545                   $   -

Supplemental Disclosures on Non-Cash Investing and Financing Activities:
 For the six months ended March 31, 1996, the Company distributed marketable securities with a fair value of $186,400 to its controlling stockholder.




THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                            Common Stock                     Additional             Accumulated        Total
                                       Number of        Amount               Paid-in                (Deficit)         Stockholders
                                       Shares           At Par               Capital                                      Equity





Balance -
 September 30, 1996                    2,612,500        $2,613               $4,253,604             $(565,300)          $3,690,917

Net(Loss) for period                       -               -                     -                  (415,888)             (415,888)

Balance-March 31, 1997                 2,612,500       $ 2,613               $4,253,604             $(981,188)           $3,275,029








                                            Common Stock                      Additional             Accumulated        Total
                                       Number of         Amount               Paid-In                (Deficit)        Stockholders'
                                       Shares            At Par               Capital                                   Equity


Balance- September 30,                 1,750,000       $1,750                 $  128,750             $ (350,456)        $(219,956)
1995

Proceeds from Private
Placement                                500,000         500                     499,500                 -                 $ 500,000

Transfer of S
Corporation Deficit to
Additional Paid-In-
Capital                                    -             -                     (342,437)               342,437             $   -

Executive Compensation
Capitalized                                -             -                       14,750                  -                 $ 14,750

Net Income(Loss) for                       -             -                         -                   (7,031)               (7,031)
period

Stockholder
Distributions                              -             -                         -                 (239,016)             (239,016)

Balance-March 31, 1996                 2,250,000      $ 2,250                   $300,563             $(254,066)            $ 48,747













                                            The Harmat Organization, Inc.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)



NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION
                  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The March 31, 1997 and March 31, 1996 balance sheet data was derived from interim financial statements and together with the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of the management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

                  The March 31, 1997 and March 31, 1996 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

                    The Plan for Incentive Compensation of Matthew
                  Schilowitz [the "Schilowitz incentive Plan"] who is the principal, was adopted by the Board of Directors and approved by the Company`s sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of Common stock at an exercise price of $2.125 per share. In the event the Company`s earnings before taxes first equals or exceeds any amount listed below for any fiscal year ending after the date of the Company`s initial public offering, the shares shall be released to such stockholder as follows:


                  Earnings Before Taxes                 Shares to be Issued

                  $   750,000                                  250,000
                  $ 1,500,000                                  250,000

                  If the above earnings are achieved, the Company will recognize compensation expense equal to the difference between the fair market value and the exercise price at the time the performance conditions are achieved. Issuance of the shares would result in substantial compensation expense to the Company in future years.

                  NOTE 2 - ACCOUNTING PERIOD

                  Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calender year end. The accompanying financial statements include the six month period ended March 31, 1997 and March 31, 1996.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,446,637 at March 31, 1997.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from the normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $1,342,648 at March 31, 1997. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.


                  NOTE 3 -  ECONOMIC DEPENDENCY

                  There were no construction sales recorded during the six months ended March 31, 1997. For the six months ended March 31, 1997, there were four construction contracts in process that were deemed major customers. These contracts represent 27%, 25%, 20% and 19% of construction in process at March 31, 1997. There were six construction contracts which were deemed major customers and accounted for approximately 99% of total construction sales for the six months ended March 31, 1997. For the six months ended March 31, 1996, five contracts represented 16% each of total sales and one contract represented 19% of total sales. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

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

                  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At March 31, 1997 and 1996, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities.

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

                  Harmat Holding classifies all land and construction costs that are expected to be completed within one year as a current asset. At March 31, 1997 and 1996 such land and construction costs totaled $922,501 and $798,523. Customer deposits received on such contracts totaled $265,618 and $399,800 at March 31, 1997 and
                  1996.

                  NORTHSIDE WOODS AND HARMAT CAPITAL

                  Rental income of Northside Woods, Inc. (Northside Woods") and Harmat Capital Corp. ("Harmat Capital") is recognized as it is earned pursuant to the terms of each lease on a straight line basis. All leases have an initial or remaining term of one year or less.

                  NOTE 3 -  PROPERTY AND EQUIPMENT

                   Property and equipment are recorded at cost and depre-
                  ciated by the straight-line method over the estimated useful lives of the assets for building and improvements and accelerated methods for furniture and equipment of 5
                  - 40 years and consist of the following:



                                          March                 March
                                         31, 1997              31, 1996

         Land                           $ 523,330            $ 450,495
         Buildings and
           improvements                   842,802              821,975
         Furniture and fixtures            46,765               35,335
                                        1,412,897            1,307,805

         Less: accumulated
           depreciation
           and amortization           177,216                   164,035
                                   $1,235,681                $1,143,770


                  NOTE 4 -   INCOME TAXES

                  The Company will file a consolidated federal income tax return with its subsidiaries. At March 31, 1997, the Company will have net operating loss carry forwards of approximately $750,000 available to reduce future taxes. These carry forward losses expire in 2011. Pursuant to
                  Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

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


                  NOTE 5 -  GOODWILL

                  The cost of the newly acquired subsidiary, Quick Storage of Quogue, Inc., in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. Accumulated amortization at March 31, 1997 and 1996 was $10,052 and $4,021. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage of Quogue, Inc. Impairment is recognized if the Company value of goodwill is less than the projected undiscounted cash flow from acquired assets or business.

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

                  The following is a schedule of warrants:


Date                                       No. of                                    FMV at                No. of
of                                         Warrants             Exercise             Date of               Warrants
Grant                 Type                 Issued               Price                Grant                 Exercised
February              Series A             1,500,000            $6.00                $5.75
1996
February              Series B               500,000            $9.00                $5.75
1996
TOTAL                                      2,000,000


                  NOTE 7 -      COMMON STOCK

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

                  COMMITMENTS AND STOCK OPTION PLAN

                  In 1996, the Board of Directors adopted a stock option plan providing for the granting of up to 400,000 shares of the Company's common stock. This Plan excludes the Company's chief executive officer and principal shareholder. In January, 1997, the Company granted five year options under the Company's Qualified Stock Option Plan providing for 10,000 shares at a price of $2.125 per share to five directors and one key employee of the Company.

                  EMPLOYMENT AGREEMENT

                  On April 1, 1996, the Company entered into a five year employment agreement with the President and Chief Executive Officer, who is also the Company's principal shareholder for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the Officer will receive a bonus of 5% of pre tax annual earnings and is granted warrants to purchase up to an aggregate of 500,000 shares of the Company common stock for ten years exercisable at $2.125 per share with rights vesting upon attainment of certain earnings levels.

                                                The Harmat Organization, Inc.

                                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE
SIX MONTHS ENDED MARCH 31, 1996

Net revenues decreased $148,853 to $71,410 for the six months ended March 31, 1997 from $220,263 for the six months ended March 31, 1996. Net revenues decreased $50,421 to $37,401 for the three months ended March 31, 1997 from $87,822 for the three months ended March 31, 1996. The $43,190 decrease in gross sales was due primarily to the fact that there were no sales recorded in the six months ended March 31, 1997. The remaining change in net revenues related primarily to a lower rental income and a reduction in management fee income.

Cost of sales for the six months ended March 31, 1997 was $20,306 as compared to $39,643 for the six months ended March 31, 1996. Cost of sales for the three months ended March 31, 1997 was $9,888 as compared to none for the three months ended March 31, 1996. The reduction is due to the lack of sales in the three months and six months ended March 31, 1997 versus 1996.

Selling, General and Administrative expenses were $530,272 for the six months ended March 31, 1997 as compared to $220,200 for the six months ended March 31, 1996. For the three months ended March 31, 1997, Selling, General and Administrative expenses were $297,541 versus $116,890 for the three months ended March 31, 1996. The increase is due primarily to the addition of administrative staff and marketing costs in 1997 and 1996 versus 1996 and 1995.

Interest expense decreased from $83,029 for the six months ended March 31, 1996 to $43,279 for the six months ended March 31, 1997. For the three months ended March 31, 1997, interest expense decreased from $40,622 for the three months ended March 31, 1996 to $24,579 primarily as a result of a reduction in construction loans and the repayment of bank debt and payables to Shareholders and Related Parties from the public offering in September, 1996.

The net loss of $415,887 for the six months ended March 31, 1997 increased by $408,856 from a net loss of $7,031 for the six months ended March 31, 1996. For the three months ended March 31, 1997 the net loss of $216,411 increased by $171,355 from a net loss of $45,056 for the three months ended March 31, 1996.

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

During the six months ended March 31, 1997, the Company had negative cash flows from operating activities of $181,108 versus a positive cash flow of $484,641 for the six months ended March 31, 1996. Investing activities used cash of $1,446,702 in the six months ended March 31, 1997 and $864,986 in the six months ended March 31, 1996 primarily for the acquisition of land and construction costs.

                                                The Harmat Organization, Inc.

PART II               OTHER INFORMATION


ITEM 1.               Legal Proceedings


             On January 20, 1997,the Greater Westhampton Civic Association and Edward Batcheller commenced in New York State Supreme Court proceeding was commenced against the Town of Southampton Planning Board pertaining to the approval process of the Jagger Village Subdivision, the Company's 41-acre parcel. Although not named as a defendant, the Company intervened to defend and filed a motion to dismiss the petition. Oral argument was heard on April 30, 1997.

             Management is of the opinion that there is no material exposure to the Company and therefore, no provision has been made for any possible loss in the Company's consolidated financial statements. Due to the inherent uncertainty of the legal process, however, this assessment may be subject to change in the near term.


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




                                               The Harmat Organization, Inc.
                                                        (Registrant)




By: Matthew C. Schilowitz
    Chief Executive Officer


By: Vincent E. Hunt
    Chief Financial Officer




Date: May 13, 1997