Form 10-Q
period 1997-06-30
HARMAT ORGANIZATION INC
filed 1997-07-30
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549

                                                         FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                            THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1997.

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



            Class                    Outstanding at June 30, 1997

Common Stock, $.001 par value             2,612,500 shares

                                               The Harmat Organization, Inc.



                                                    Index to Form 10-Q





                                                                                                                   Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         June 30, 1997 and June 30, 1996                                                                           3-4

         Consolidated Statement of Operations Three months and nine months ended
         June 30, 1997
         and June 30, 1996                                                                                         5

         Consolidated Statements of Cash Flow -                                                                    6
         Nine months ended June 30, 1997
          and June 30, 1996
         Consolidated Statement of Stockholder's Equity                                                            7-8

         Notes to Consolidated Financial Statements                                                                9-15

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                18
         Item 6.  Exhibits and Reports on Form 8-K                                                                 18

Signatures                                                                                                         19


THE HARMAT ORGANIZATION,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                      June 30, 1997             June 30, 1996
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents          $     1,042,322           $        1,747
 Marketable Securities                       11,068                  101,615
 Accounts Receivable                         61,283                  107,331
 Land and Construction Costs              2,272,660                1,016,236
 Prepaid Expenses                            81,429                   24,100

 Total Current Assets                     3,468,763                1,251,029

Property and Equipment-Net                1,232,483                1,148,218

Other Assets
 Land and Construction Costs                528,883                  709,319
 Land Held for Development                  385,000
 Due From Affiliated Companies               81,109
 Goodwill-Net                                60,314                   68,355
 Investment in Partnership                   26,447                   29,727
 Deferred Offering Costs                                             253,227
 Land Deposits                                                        75,000

 Total Other Assets                       1,081,753                1,135,628

         Total Assets                    $5,782,999               $3,534,875

THE HARMAT ORGANIZATION,INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET



                                           June 30, 1997        June 30, 1996
 LIABILITIES & STOCKHOLDER'S EQUITY


 CURRENT LIABILITIES

  Current Portion of Mortgage Payable    $     107,700         $    331,115

  Notes Payable-Shareholders                                        277,000

  Notes Payable-Related Parties                                     215,000

  Loans Payable-Bank                                                240,000

  Other Notes and Loans Payable                127,074              132,800

  Accounts Payable and Accrued Expenses        422,174              972,124

  Customer and Security Deposits                41,838              549,849


  Total Current Liabilities                    698,786            2,717,888


 Other Liabilities

  Mortgages Payable-Net of Current Maturities   956,554              922,378

  Construction Loans Payable-Net of Current
     Maturities                               1,135,105

  Notes Payable-Related Party



     Total Other Liabilities                 2,091,659               922,378


 Stockholders' Equity

  Preferred Stock-.001 Par Value,5,000,000 Shares Authorized

   No Shares Issued and Outstanding


 Common Stock-.001 Par Value,25,000,000


 Shares Authorized 2,612,500 and 2,250,000

    Shares Issued and Outstanding at

   June 30, 1997 and June 30, 1996              2,613             2,250


  Additional Paid-in Capital -Common Stock  4,253,604            300.563


  Retained Earnings  (Deficit)             (1,263,663)          (408,204)



 Total Stockholders' Equity                 2,992,554           (105,391)



 Total Liabilities and Stockholders' Equity $5,782,999         $3,534,875

THE HARMAT ORGANIZATION,INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months      Three Months
                                                     ended             ended
                                                  June 30,          June 30,
REVENUES                                            1997               1996


 Construction Sales                       $      1,254,405           $ 489,700

 Sale of Land Held for Development                                      52,000

 Rental Income                                      60,616              46,897

 Management Fee Income                                                  12,500



  Total Revenues                                  1,315,021            601,097


Cost of Sales and Direct Operating Expenses       1,173,907            516,267



                           Gross Profit             141,114             84,830


Selling,General and Administrative Expenses         418,323            197,791


Charge for Executive Compensation Capitalized


               Income (Loss) from Operations       (277,209)          (112,961)


Other Income (Expense)

 Gain on Sale of Marketable Securities                8,495             11,142

 Unrealized Gain on Marketable Securities           (11,066)             4,325

 Interest and Dividend Income                        12,628               115

 Interest Expense                                  (15,323)            (43,957)



 Total Other (Expense) Income                       (5,266)            (28,375)


Net Income (Loss)                                 (282,475)           (141,336)

          Charge in Lieu of
               Income Taxes


Pro Forma Net Income   (Loss)                   $ (282,475)          $(141,336)


(Loss) per Share                                     (0.11)              (0.06)


 Weighted Average Number of Shares               2,585,402            2,250,000

THE HARMAT ORGANIZATION,INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS

                                       Nine Months       Nine Months
                                        ended             ended
                                       June 30,          June 30,
REVENUES                                1997               1996


 Construction Sales             $      1,255,881           $ 534,763

 Sale of Land Held for Development                            52,000

 Rental Income                           130,550             147,097

 Management Fee Income                                        87,500



  Total Revenues                        1,386,432            821,360


Cost of Sales and Direct
  Operating Expenses                    1,194,213            555,910



Gross Profit                              192,219            265,450


Selling,General and Administrative
  Expenses                                948,595            417,991


Charge for Executive Compensation
   Capitalized                                                67,250



Income (Loss) from Operations            (756,376)           (219,791)


Other Income (Expense)

 Gain on Sale of Marketable Securities      62,274            151,457

 Unrealized Gain on Marketable Securities  (11,066)            41,503

 Interest and Dividend Income               65,408              5,450

 Interest Expense                         (58,602)           (126,986)



 Total Other (Expense) Income              58,014              71,424



Net Income (Loss)                        (698,362)           (148,367)

Charge in Lieu of
   Income Taxes


Pro Forma Net Income (Loss)          $   (698,362)       $   (148,367)


(Loss) per Share                           (0.28)             (0.07)



 Weighted Average Number of Shares       2,535,589           2,000,000

THE HARMAT ORGANIZATION,INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    Nine Months   Nine Months
                                                      ended           ended
                                                    June 30,      June 30,
                                                    1997           1996


Operating Activities:

 Net (Loss) Income                          $    (698,362)     $    (148,366)


 Adjustments to Reconcile Net(Loss) Income to Net


 Cash(Used For) Provided by Operating Activities:

  Depreciation and Amortization                    19,483             31,292

  Gain on Sale of Marketable Securities           (62,274)          (151,457)

  Change in Unrealized(Gain) Loss on Investments   11,066             15,431


  Executive Compensation Capitalized                                  67,250

Changes in Assets and Liabilities:

 Contract Receivables                             (33,689)           (92,567)


  Purchase of Marketable Securities                                 (242,148)

  Sale of Marketable Securities                    62,647            398,977

  Prepaid Expenses                                (37,931)           (22,925)

  Accounts Payable and Accrued Expenses           197,384            382,915

  Customer Deposits                                29,914            499,849


   Accrued Interest Receivables                                       (8,332)


  Total Adjustments                               186,600            878,285


Net Cash - Operating Activites-Forward           (511,762)           729,919

Investing Activities:


 Advances from / to Affiliates and
  Related Parties                                 (81,109)


  Acquisition of Property & Equipment             (99,850)           (52,099)

  Land Deposit                                                      (137,652)

  Land and Construction Cost                   (1,262,223)          (762,041)

Payment of Deferred Offering Costs                                  (223,227)


 Net Cash-Investing Activities-Forward         (1,143,182)        (1,175,019)




Financing Activities:


 Repayment of Notes Payable-Related Party          (90,000)

 Repayment of Mortgage Payable                     (71,977)          (14,764)

Proceeds of Mortgage Payable                                          (7,357)

Repayment of Other Notes & Loans Payable           (44,426)

Repayment of Notes Payable-Shareholder                                (6,560)

Distribution to Shareholder                                          (65,416)

Proceeds of Private Placement                                         500,000







 Net Cash-Financing Activities                  (206,403)          (405,903)



Net Increase(Decrease) in Cash
     and Cash Equivalents                     (2,161,347)            (39,197)

Cash and Cash Equivalents-Beginning
     of Periods                                3,203,669               40,994

Cash and Cash Equivalents-End
     of Periods                               $1,042,322               $1,747

 Supplemental Disclosures of Cash Flow Information:

   Cash Paid during Periods for:


     Interest                              $      68,422               $ 115,760
     Income Taxes                          $      48,620




Supplemlental Dislcosures on
Non-Cash Investing and
Financing Activities:

     For the Nine months ended June 30, 1996, the Company distributed marketable securities with a fair value of $186,400 to its controlling stockholder.

THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY

                            Common Stock               Additional                                 Total
                           Number of   Amount          Paid-in         Accumulated             Stockholders'
                           Shares      At Par          Capital         (Deficit)                  Equity

Balance-September 30,1996 2,612,500  $ 2,613          $4,253,604      $ (565,300)              $   3,690,917

 Net (Loss) for period                                                  (698,363)                   (698,363)

Balance-June 30,1997      2,612,500  $  2,613          $4,253,604    $(1,263,663)              $   2,992,554

THE HARMAT ORGANIZATION,INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                        Common Stock         Additional                         Total
                                      Number of   Amount     Paid-in       Accumulated   Stockholders'
                                        Shares    At Par     Capital        (Deficit)          Equity

Balance-September 30,1995            1,750,000  $ 1,750      $128,750     $ (350,455)     $  (219,955)

      Proceeds from Private Placement  500,000      500       499,500                         500,000

Transfer of S Corporation Deficit to                                                           38,026
Additional Paid-in Capital                                   (342,437)       342,437

Executive Compensation Captialized                             14,750                          14,750

 Net Income(Loss) for period                                                (148,367)        (148,367)

Stockholder Distributions                                                   (251,819)        (251,819)






Balance-June 30,1996                2,250,000  $   2,250     $300,563     $   (408,204)  $    (105,391)


                                            The Harmat Organization, Inc.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)



NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION


                  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The June 30, 1997 and June 30, 1996 balance sheet data was derived from interim financial statements and together with the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of the management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

                  The June 30, 1997 and June 30, 1996 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

                  The Plan for Incentive Compensation of Matthew
                  Schilowitz [the "Schilowitz incentive Plan"] who is the principal, was adopted by the Board of Directors and approved by the Company`s sole stockholder on March 1, 1996 and amended August 3, 1996 and June 19, 1997. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of Common stock at an exercise price of $1.125 per share. In the event the Company`s earnings before taxes first equals or exceeds any amount listed below for any fiscal year ending after the date of the Company`s initial public offering, the shares shall be released to such stockholder as follows:


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

                  NOTE 2 -                ACCOUNTING PERIOD

                  Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calender year end. The accompanying financial statements include the nine month period ended June 30, 1997 and June 30, 1996.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,042,322 at June 30, 1997.

                  CONCENTRATION OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from the normal business activities. The Company routinely assesses the financial strength of its customers and
                  based  upon  factors   surrounding  the  credit  risk  of  its
                  customers, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $896,163 at June 30, 1997. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.


                  NOTE 3 -               ECONOMIC DEPENDENCY

                  There were three construction sales recorded during the nine months ended June 30, 1997. For the nine months ended June 30, 1997, there were three construction contracts in process that were deemed major customers. These contracts represent 83%, 10%, 7% of construction in process at June 30, 1997. There were six construction contracts which were deemed major customers and accounted for approximately 99% of total construction sales for the nine months ended June 30, 1997. For the nine months ended June 30, 1996, five contracts represented 16% each of total sales and one contract represented 19% of total sales. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

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

                  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At June 30, 1997 and 1996, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities.

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

                  Harmat Holding classifies all land and construction costs that are expected to be completed within one year as a current asset. At June 30, 1997 and 1996 such land and construction costs totaled $2,272,660 and $1,016,236. Customer deposits received on such contracts totaled $27,837 and $549,849 at June 30, 1997 and 1996.


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

                  NOTE 3 -                 PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at cost and depreciated by the  straight-line  method over the estimated useful
                  lives  of  the  assets  for  building  and   improvements  and
                  accelerated methods for furniture and equipment of 5 - 40 years and consist of the following:



                                    June 30, 1997             June 30, 1996


         Land                      $ 523,330                   $ 450,495
         Buildings and
           improvements              843,246                     824,532
         Furniture and fixtures       49,902                      45,335
                                   1,416,478                   1,320,362

         Less: accumulated
           depreciation
           and amortization         183,995                      172,144
                                 $1,232,483                   $1,148,218


                  NOTE 4 -                 INCOME TAXES

                  The Company will file a consolidated federal income tax return with its subsidiaries. At June 30, 1997, the Company will have net operating loss carry forwards of approximately $750,000 available to reduce future taxes. These carry forward losses expire in 2011. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

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

                  NOTE 5 -                   GOODWILL

                  The cost of the newly acquired subsidiary, Quick Storage of Quogue, Inc., in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. Accumulated amortization at June 30, 1997 and 1996 was $12,063 and $6,033. The
                  Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage of Quogue, Inc. Impairment is recognized if the Company value of goodwill is less than the projected undiscounted cash flow from acquired assets or business.

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

                  NOTE 8 -            COMMITMENTS AND CONTINGENCIES

                  LAND CONTRACT

                  Pursuant to an agreement dated December 1995, the Harmat Organization, Inc. agreed to purchase three parcels of undeveloped land located in Westhampton, New York for $1,247,000. The Harmat Organization, Inc. deposited $75,000 pursuant to the terms of such contract. This contract was finalized by the Company receiving a commitment for the financing of land acquisitions during the period ended June 30, 1997.

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

                  COMMITMENTS AND STOCK OPTION PLAN

                  In 1996, the Board of Directors adopted a stock option plan providing for the granting of up to 400,000 shares of the Company's common stock. This Plan granted the Company's chief executive officer and principal shareholder 300,000 shares at an exercise price of $1.125 per share. In January, 1997, the Company granted five year options under the Company's Qualified Stock Option Plan providing for 10,000 shares at a price of $2.125 per share to four directors and two key employees of the Company.

                  EMPLOYMENT AGREEMENT

                  On April 1, 1996, the Company entered into a five year employment agreement with the President and Chief Executive Officer, who is also the Company's principal shareholder for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the Officer will receive a bonus of 5% of pre tax annual earnings and is granted warrants to purchase up to an aggregate of 500,000 shares of the Company common stock for ten years exercisable at $1.125 per share with rights vesting upon attainment of certain earnings levels.

                          The Harmat Organization, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE NINE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE
NINE MONTHS ENDED JUNE 30, 1996

Net revenues increased $565,072 to $1,386,432 for the nine months ended June 30, 1997 from $821,360 for the nine months ended June 30, 1996. Net revenues increased $713,924 to $1,315,021 for the three months ended June 30, 1997 from $601,097 for the three months ended June 30, 1996. The $721,118 increase in gross sales was due primarily to the fact that there were no sales recorded in the six months ended March 31, 1997. The remaining change in net revenues related primarily to a lower rental income and a reduction in management fee income in addition to the sale of Land Held for Development.

Cost of sales for the nine months ended June 30, 1997 was $1,194,213 as compared to $555,910 for the nine months ended June 30, 1996. Cost of sales for the three months ended June 30, 1997 was $1,173,907 as compared to $516,267 for the three months ended June 30, 1996. The reduction is due to the lack of sales in the six months ended March 31, 1997 versus 1996.

Selling, General and Administrative expenses were $948,595 for the nine months ended June 30, 1997 as compared to $417,991 for the nine months ended June 30, 1996. For the three months ended June 30, 1997, Selling, General and Administrative expenses were $418,323 versus $197,791 for the three months ended June 30, 1996. The increase is due primarily to the addition of administrative staff and marketing costs in 1997 and 1996 versus 1996 and 1995.

Interest expense decreased from $126,986 for the nine months ended June 30, 1996 to $58,602 for the nine months ended June 30, 1997. For the three months ended June 30, 1997, interest expense decreased from $43,957 for the three months ended June 30, 1996 to $15,323 primarily as a result of a reduction in construction loans and the repayment of bank debt and payables to Shareholders and Related Parties from the public offering in September, 1996.

The net loss of $698,362 for the nine months ended June 30, 1997 increased by $549,995 from a net loss of $148,367 for the nine months ended June 30, 1996. For the three months ended June 30, 1997 the net loss of $282,475 increased by $141,139 from a net loss of $141,336 for the three months ended June 30, 1996.

                          The Harmat Organization, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been the proceeds of its initial public offering, cash generated from sales, and borrowings from its officers and related parties.

During the nine months ended June 30, 1997, the Company had negative cash flows from operating activities of $511,762 versus a positive cash flow of $729,919 for the nine months ended June 30, 1996. Investing activities used cash of $1,443,182 in the nine months ended June 30, 1997 and $1,175,019 in the nine months ended June 30, 1996 primarily for the acquisition of land and construction costs.

Subsequent Events



         In July of 1997, Harmat Organization, Inc. entered into an agreement to sell its interest in the Jagger Woods Development and certain other properties to an unaffiliated third party for approximately $3,130,000. It is anticipated that this transaction will be completed prior to year end.

         During July 1997, Harmat Organization, Inc. deposited
$100,000 in escrow relating to the proposed acquisition of certain real estate properties in Florida. The proposed acquisition price of the properties is approximately $5,300,000.

         At this time, it is not possible to determine the effect that the above transactions will have on the financial statements of Harmat Organization, Inc.

                                                The Harmat Organization, Inc.

PART II               OTHER INFORMATION


ITEM 1.               Legal Proceedings


             On January 20, 1997,the Greater Westhampton Civic Association and Edward Batcheller commenced in New York State Supreme Court proceeding a against the Town of Southampton Planning Board pertaining to the approval process of the Jagger Village Subdivision, the Company's 41-acre parcel. Although not named as a defendant, the Company intervened to defend and filed a motion to dismiss the petition. Oral argument was heard on April 30, 1997 and the petition was dismissed on June 10, 1977.



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




                                               The Harmat Organization, Inc.
                                                        (Registrant)




By: _________________________
    Matthew C. Schilowitz
    Chief Executive Officer


By: ___________________________
    Vincent E. Hunt
    Chief Financial Officer




Date: July    , 1997