Form 10KSB
period 1997-09-30
HARMAT ORGANIZATION INC
filed 1998-01-14
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                    FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

                                                     None
                                              (Title or Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve
(12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. X Yes No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes:

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

         4.3      Form of Series B Warrant,  incorporated herein by Reference to
                  Exhibit 4.3 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

         4.4 Form of Representative's Purchase Option, incorporated herein by Reference to Exhibit 4.4 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.


         4.5 Registrant's 1996 Stock Option Plan incorporated herein by Reference and as amended June 19, 1997 (Exhibit 4.5 to Registrant's Registration Statement on Form SB-2, File No.333-3501).

         10.2 Employment Agreement dated April 1, 1996, incorporated herein by Reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, File No. 333-3501 and as amended August 3, 1996, January 23, 1997 and June 19, 1997 between the Registrant and Matthew C. Schilowitz.

         The Registrant has 2,612,500 shares of Common Stock outstanding as of December 31, 1997.

         The Issuer's revenues for its most recent fiscal year ended September 30, 1997 is $1,591,791.

         The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant on December 31, 1997 was $645,750.

                                                     PART I

Item 1.           Business

         (a)      General Development of Business

         The Harmat Organization, Inc. (hereinafter with its Subsidiaries collectively "Harmat," or the "Company," or the "Registrant"), a Delaware corporation, is a construction, architectural and landscape design and real estate development firm based in Long Island, New York. Harmat builds custom homes on either the client's land or on properties owned or controlled by entities affiliated with Harmat. The Company also builds commercial and residential rental properties. The Company also offers interior design, renovation and restoration services to its clients. In addition, Harmat owns undeveloped land, storage facilities containing 115 units, rental properties and is involved in real estate development projects. Over the past twelve years, the Company has focused its efforts in the Suffolk County area of eastern Long Island, New York, where it has built over 150 single-family homes as well as such commercial/public projects as the 6,000 square feet center of Jewish Life in Westhampton Beach, the Hamptons Synagogue. The Company is currently constructing several private residential homes. The Company is in contract to purchase approximately seven acres of zoned resort-residential property in Greenport, New York to construct a 69-unit, each with two bedrooms, waterfront resort with pool and tennis courts. The Company is also in contract to purchase vacant land in Westhampton Beach, New York.

         (b)      Financial Information about Industry Segments

         The Company engages in two industry segments: construction and rental of real estate. (See "Financial Statements" for details regarding segment information)

         (c)      Narrative Description of Business

         General

         The Company has, since its inception in 1985, built in excess of 150 single-family homes in the Hamptons resorts area of Long Island, New York. It has also been able to acquire residential and commercial rental properties which generated additional cash flow for the Company. In addition, the Company owns a 12-lot subdivision, Polo Grounds,(five of which have been sold), which is currently in development and the Company also owns an agricultural reserve with a large barn which is being rented. The Company continues to actively market polo grounds. The Company is in contract to purchase approximately seven acres of zoned resort-residential property in Greenport, New York to construct a 69-unit, each with two bedrooms, waterfront resort with pool and tennis courts. The Company is also in contract to purchase vacant land in Westhampton Beach, New York.

         The Company will continue to market existing properties for sale and/or development. However, the Company is now transitioning its focus toward the acquisition and construction of hotels, motels, bed-and-breakfasts and providing hospitality services. Management feels that special projects requiring such services are readily available.

         To date, the Company's strategy for growth has been to integrate the foregoing services into a "turn key" business which can offer its customers the convenience of obtaining all of the necessary elements and services regarding the purchase and maintenance of a home, including the land, architectural, interior and landscape design services. The Company believes that it has carved a niche for itself as one of the premier full-service builder/developers in the western portion of the Hamptons.

         Since Harmat Homes' inception in 1985, the Company's founder and principal shareholder, Matthew C. Schilowitz, has sought to not only provide construction services through the Company but also to invest in real estate
development   ventures  by  purchasing   large  parcels  of  real  property  for
development. To date, the majority of such investments have been made by Mr. Schilowitz individually, as a general partner, joint venturer or principal stockholder of a corporation. Mr. Schilowitz has been able to invest in the majority of such properties using private non-recourse financing with only a modest down payment on the purchase price. This type of financing is attractive because the investor is often able to recoup its cash investment after selling only a small number of lots while being able to market the balance with minimal exposure. The Company believes that such sources and terms of financing will be available for future projects, although no assurances can be given that this will be the case. Some projects have involved the construction of single-family homes as well as the development and construction of luxury properties where each home has its own swimming pool and tennis court.

         The Company has built homes ranging in price from $200,000 to $2,000,000. While the bulk of the homes built in the Hamptons are vacation homes, the Company believes that approximately 25% of its clients live in their homes on a year-round basis.

Strategy

         Harmat provids first class construction design and management services not only to residential but to certain commercial clients as well. The Company will continue to market existing properties for sale and/or development. In addition, the Company is seeking to construct hotel, motels and bed and breakfast and to provide hospitality services to similar resort properties with pool and tennis courts.

         The Company intends to expand into the commercial real estate field including income producing properties and will therefore aggressively seek out opportunities to construct, manage and/or invest in shopping malls, hotels, motels, bed-and-breakfasts, golf courses, industrial parks and other income-producing properties and also to provide hospitality services. The Company believes that its officers and directors have the requisite skills, contacts and experience to successfully enter this field, but no assurances can be given that such goals will be achieved or that any of Harmat's future real estate investments will be profitable.

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

Employees

         As of December 31, 1997, the Company has four full-time employees, 3 in management and 1 in clerical. Since 1990, Harmat has not employed a full-time construction staff but has hired skilled non-union local labor on a per-project basis. The Company believes that its relationships with its employees and its sub-contractors are good, and that the supply of skilled labor in the area is adequate for its needs.

Item 2.           Properties

         At December 31, 1997, the Company's wholly-owned subsidiaries hold title to certain real property. Such properties include (i) The Polo Grounds, a development with 12 one acre lots (five of which have been sold) in Southampton, New York, each building lot contains room for one house with all amenities, pool and tennis court; (ii) one six bedroom home in Westhampton Beach, New York and the other an 8 bedroom house in Southampton, New York both rented on an annual basis; (iii) agricultural reserve with large barn from which the Company receives rental income; (iv) the 4,000 square foot premises in Quogue, NY, housing the Company's executive offices and corporate sales office, which the Company believes is adequate for its foreseeable needs (the front of the building has been rented to an unaffiliated company); (v) a 115 unit mini-storage facility in Quogue, NY;(vi) Pond Side Development in Westhampton, NY which consists of 30 acres of undeveloped land for future development.

         The Company issued 1,750,000 shares of its common stock to Mr. Schilowitz upon transfer of the stock of the corporations holding title to the certain of the foregoing properties. See
"Certain  Relationships and Related Transactions."

         The Company currently has the following projects under contract:

         Emerald Woods, Lot 4 located in East Quoque, New York; Beach Lane, located in Westhampton Beach; Cedar Crest located in Noyak, New York.


Seasonality

         The Company generally experiences a decrease in revenues in the fall when it commences the majority of its construction projects, and an increase in revenues during the summer, when it does most of its marketing. The Company's projects usually begin in the fall with most sales completed in the spring and early summer. The Company sometimes obtains bridge loans to cover construction costs and utilizes its rental income from houses and the storage facility to cover its partial overhead during slow periods, as needed.

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

Item 3.           Legal Proceedings

         On January 20, 1997, the Greater Westhampton Civic Association and Edward Batcheller commenced in New York State Supreme Court, a proceeding against the Town of Southampton Planning Board pertaining to the approval process of the Jagger Village Subdivision, the Company's 41-acre parcel. Although not named as a defendant, the Company intervened to defend and filed a motion to dismiss the petition. Oral argument was heard on April 30, 1997 and the petition was dismissed on June 10, 1997. In December, 1997, the Company sold the Jagger Village Subdivision. See "Certain Relationships and Related Transactions".

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



Item 4.           Submission of Matters to a Vote of Security Holders

         During the last quarter of the Company's fiscal period ended September 30, 1997, no matter was submitted to a vote of the security holders of the Company.

                                                      PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         (a) The Company completed its initial public offering on September 9, 1996. The Company's Common Stock is traded in the over-the-counter market and is generally quoted either by the market makers for the Company's Common Stock or in brokers' bid and asked quotations on the Bulletin Board. The following table sets forth the high and low closing bid quotations for the Company's Common Stock for the last six quarters since the Company's initial public offering.

         1996                                High Bid                  Low Bid

3rd Quarter                                     9                         6
(commencing September 9, 1996)

4th Quarter                                  7 1/2                        3

         1997

1st Quarter                                  2 1/2                        1 7/8

2nd Quarter                                     3                         1 1/4

3rd Quarter                                  1 1/4                        13/32

4th Quarter                                     3/8                       9/32

         The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

         (b) As of December 31, 1997, there were 12 record holders of the Company's Common Stock.

         (c) The Company has not paid any cash dividends to its shareholders and has no present intention of paying any cash dividends in the foreseeable future.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operations

Review of 1997 Results

         The year ended September 30, 1997 and the nine months ended September 30, 1996.

         Total revenues for the year ended September 30, 1997 were $1,591,791 compared to revenues of $2,727,870 for the nine months ended September 30, 1996, a decrease of approximately $1,136,079 or 42%.

         Construction Sales. Deliveries of 3 homes resulted in housing revenues of $1,390,883 for the year ended September 30, 1997. For the nine months ended September 30, 1996, the Company delivered 6 homes which generated $2,496,926 of housing revenues. The reason for the decrease in construction sales is competitive pricing,lower profit margin and reduction of inventory available for development.

         The Company's plan is to shift its focus and move into the hotel and motel construction market and to provide hospitality services in addition to successfully completing current projects under development.

         Rental Income. Rental based properties resulted in rental income of $200,908 for the year ended September 30, 1997. For the nine months ended September 30, 1996, the Company generated rental income of $153,944. Rental income in 1997 increased by $46,964. Quick Storage of Quogue, Inc., a self storage facility generated rental income of $108,422 for the year ended September 30, 1997. The reason for the increase in rental income is that the Company's rental income was for a full year 1997 as opposed to nine months for 1996.

         Gross Profit Margin. The Company's gross profit margin on homes delivered was approximately three percent [3%] during the year ended September 30, 1997, compared to twenty percent [20%] in the nine months ended September 30, 1996. The gross profit margin on homes decreased due to the competitive pricing and increased construction costs.

         Selling, General and Administrative Expenses. The Company's Selling, General and Administrative expenses increased to $1,114,494 [70% of Revenues] for the year ended September 30, 1997, compared to $702,290 [26% of revenues] for the nine months ended September 30, 1996. The increase has occured due to a full year's expenses being reflected as opposed to nine months for 1996. In addition, the Company has incurred certain recurring costs associated with its being a public entity such as directors fees, professional fees,payroll costs and insurance costs.

         Charge for Executive Compensation Capitalized. The $14,750 for the nine months ended September 30, 1996, represents the fair market value of services provided for executive compensation that would have been paid had the Company chose to do so.

         Income from Operations. The Company's income (loss) from operations for the year ended September 30, 1997 and for the nine months ended September 30, 1996 was ($948,386) and ($227,939), respectively. This decrease of approximately $720,447 is primarily attributable to the increase in Selling, General and Administrative Expenses for the year ended September 30, 1997 of approximately $412,204 and the gross profit margin decrease to three (3%)percent.

         Gross Interest Costs. Gross interest costs were $104,915 for the year ended September 30, 1997 compared to $175,972 for the nine months ended September 30, 1996. During 1997 the Company had funds available from the initial public offering which enabled it to satisfy various of it's existing debts and obligations.

         Other Income [Expense]. Included in other income [expense] in 1997 is $13,638 which represents gain on sale of marketable securities, compared to $47,976 for the nine months ended September 30, 1996. The interest and dividend income for the year ended September 30, 1997 is $80,912. During 1997 the Company had funds remaining from the initial public offering which provided available working capital and which was fully invested during the year.

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

         Rental Income. Acquisition of additional rental based properties resulted in rental income of $183,398 for the year ended December 31, 1995. For the nine months ended September 30,

1996, the Company generated rental income of $153,944. Rental income in 1996 decreased by $29,454 which reflects nine months rental income of Quick Storage of Quogue, Inc., a self storage facility with 115 units. This facility generated rental income of $77,100 for the nine months ended September 30, 1996.

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

         Selling, General and Administrative Expenses. The Company's Selling, General and Administrative expenses increased to $702,290 [26% of Revenues] for the nine months ended September 30, 1996, compared to $367,498 [16% of revenues] for the year ended December 31, 1995. The increase percentage is principally due to the increase in expenditure necessary to accomplish the completed initial public offering - Administrative Staffing and Professional fees($225,000), additional Insurance Coverage, Office Expense and Improvements ($55,000).

         Charge for Executive Compensation Capitalized. The $14,750 for the nine months ended September 30, 1996 and the $105,000 for the year ended December 31, 1995 represents the fair market value of services provided for executive compensation that would have been paid had the Company chosen to do so.

         Income from Operations. The Company's income (loss) from operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995 was ($227,939) and $131,710 respectively. This decrease of approximately $359,649 is primarily attributable to the increase in Selling, General and Administrative Expenses for the nine months ended September 30, 1996 of approximately $335,000.

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

         Other Income [Expense]. Included in other income [expense] in 1995 is $245,022 which represents gain on sale of marketable securities, compared to $47,976 for the nine months ended September 30, 1996.

         Pro Forma Net Income. Pro forma net income gives rise to income tax consideration assuming that each of the subsidiary entities had been a "C" Corp., for the year ended December 31, 1995. Since each of the subsidiary entities was an "S" Corp., no provision for income taxes was necessary. In accordance therewith, an estimated pro forma income of $94,903 gave effect to an income tax provision had each of the subsidiaries been a "C" Corp rather than an "S" Corp. Effective March 1, 1996, each of the "S" Corporations terminated their "S" Corporation status and became "C" Corporations. The Company has net operating losses of approximately $370,000 available to reduce future taxes as at September 30, 1996.


Item 7.           Financial Statements

         The financial information required by Item 7 is included elsewhere in this Report. (See Part IV, Item 13).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

         On October 6, 1997, the Registrant was informed that its auditor Moore Stephens, P.C.,resigned. The Registrant as a result appointed Callaghan Nawrocki LLP, as the new auditors for the Registrant. The change in auditors was approved by Registrant's Board of Directors. In connection with the audits of the nine month period ended September 30, 1996 and the year ended December 31, 1995 through the date of resignation, there were no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter in their report. The former accountant's reports on the financial statements for either the nine month period ended September 30, 1996 and the year ended December 31, 1995 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. The December 31, 1995 report was modified as to uncertainty about the Registrant's ability to continue as a going concern. None of the events listed in paragraphs (B) through (D) of Regulation S-B Item 304
(a) (1) (iv) occurred.

         On November 4, 1997, the Registrant was informed that its auditor Callaghan Nawrocki, LLP, resigned. As a result, the Registrant appointed Marks Shron & Company, LLP as the new auditors for the Registrant. The change in auditors was approved by the Registrant's Board of Directors. Callaghan Nawrocki, LLP never performed any audit work for the Registrant. The resignation was due to their work schedule not permitting them to do the Registrant's audit. There were no disagreements with Callaghan Nawrocki, LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter in their report. None of the events listed in paragraphs (B) through (D) of Regulation S-B, Item 304(a)(i)(iv) occurred.



                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Registrant

         The Executive Officers and Directors of the Company and a brief summary of their business experience and certain other information with respect to them are set forth below:

Name                         Age              Title

Matthew C. Schilowitz        34                President, CEO & Chairman

Scott Prizer                 35                Secretary & Director

Seymour G. Siegel            56                Treasurer & Director

David W. Sass                63                Director

David S. Eiten               33                Director

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

                  Scott Prizer Mr. Prizer became an officer and director of the Company in July 1995. From 1990 to 1992, he worked as an investment banker specializing in mergers and acquisitions at European Investors, Inc. ("EII"). Since 1992, he has worked as a investment advisor/asset manager in the real estate group of EII.
He is a Vice President of EII an investment advisor with real estate and securities portfolios, in excess of $800,000,000. Mr.
Prizer has a B.A. from George Washington University and an M.B.A.
from New York University. Mr. Prizer is Mr. Schilowitz's first cousin.

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

                  David W. Sass Mr. Sass has been a director of the Company since July 1995. For the past 37 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, counsel to Harmat. Mr. Sass is an officer of Ionic Fuel
Technology, Inc., a company engaged in the sale and distribution of emission control systems; a director of Genisys Reservation Systems, Inc., a company engaged in the development of a computerized limousine reservation system and a member and Vice Chairman of the Board of Trustees of Ithaca College.

                  David S. Eiten Mr. Eiten became a director of the Company in January 1996. From 1990 to the present he is the owner and operator of a residential and commercial construction company. From 1986 to 1990 he was Vice President of Field
Operations for the Company.




Item 10.          Executive Compensation

(a)      Cash Compensation

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company during each of the Company's last three fiscal years by all individuals who served as the Company's Chief Executive Officer during the last fiscal year and the Company's most highly compensated executive officers who served as such during the last fiscal year.


                                                            Summary Compensation Table
                                                   Annual Compensation                         Long Term Compensation
Name and principal         Year                                                                                           All other
position                                                                         Awards                        Payouts  compensation
                                       Salary         Bonus($)       Other       Restric-    Securities          LTIP
                                       ($)                           annual      ted         Underlying          Payouts
                                                                     compen-     Stock       Options/SARs        ($)
                                                                     sation      awards      (#)
Matthew  C.                1997        $105,000                                              500,000 shares
Schilowitz(1)                                                                                of Common
                                                                                             Stock

                                                                                                300,000 shares
                                                                                                of Common
                                                                                                Stock

                           1996        $52,000
                           1995                                      $197,000



(1) The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan") was adopted by the Board of Directors and approved by the Company's stockholders on March 1, 1996, amended August 3, 1996, March 24, 1997 and June 19, 1997. Pursuant to the Schilowitz Incentive Plan, Mr. Schilowitz has been granted an option (the "Option") to purchase up to an aggregate of 500,000 shares of Common Stock with an exercise price of $1.125 per share, as amended. See the discussion of the Company's employment agreement with Mr. Schilowitz as described in Item 12.

         On March 24, 1997, as part of the Company's 1996 Qualified Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares of the Company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares. On June 19, 1997, the Company reduced the exercise price of such options to $1.25. The Option has a duration of five-years. See "Certain Relationships and Related Transactions."


         (b)      Compensation Pursuant to Plans



                                           Option/SAR Grants in Last Fiscal Year
                                                    (Individual Grants
Name                               Number of          Percent of            Exercise or base        Expiration Date
                                   Securities         total                 price ($/Sh)
                                   Underlying         options/SARs
                                   Options/SARs       granted to
                                   granted (#)        employees in
                                                      fiscal year

Matthew C. Schilowitz(1)           300,000                                     $1.25                   March 23, 2002
Scott Prizer(2)                     10,000                                     $2.125                  March 23, 2002
Seymour Siegel(2)                   10,000                                     $2.125                  March 23, 2002
David W. Sass(2)                    10,000                                     $2.125                  March 23, 2002
David S. Eiten(2)                   10,000                                     $2.125                  March 23, 2002

(1) On March 24, 1997, as part of the Company's 1996 Qualified Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares of the Company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares. On June 19, 1997, the Board voted to reduce the exercise price of such options for Mr. Schilowitz to $1.25. The Option has a duration of five-years. See "Certain Relationships and Related Transactions."

(2) On January 23, 1997, the Board of Directors voted to grant options to four directors and two key employees under the terms of the Company's 1996 Qualified Stock Option Plan. Each individual was granted a five year option to purchase 10,000 shares at a price of $2.125.

         (c)      Other Compensation

                  None

         (d)      Compensation of Directors

         The directors of the Company receive $2,500 per meeting, but not to exceed $10,000 per year as compensation for serving in such capacity.

         On January 23, 1997, the Board of Directors voted to grant options to four directors under the terms of the Company's 1996 Qualified Stock Option Plan. Each individual was granted a five year option to purchase 10,000 shares at a price of $2.125.

         (e)      Termination of Employment and Change of Control
                  Arrangement.

         None.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         (a)      Security Ownership of Certain Beneficial Owners

         The following table provides information as of September 30, 1997 concerning officers and directors as a group as well as each person who beneficially owned more than five (5%) percent of the Company's outstanding common shares.


Title of Class                Name and Address of beneficial                   Amount and            Percent of
                              owner                                            Nature of             class
                                                                               Beneficial
                                                                               owner
Common Stock                  Matthew C. Schilowitz                            500,000               20%
                              c/o Harmat Homes Inc.
                              P.O. Box 539
                              Quogue, NY 11959
                              Scott Prizer*                                    0                     0
                              145 West 67th St.
                              New York, NY 10023
                              Seymour G. Siegel*                               0                     0
                              Siegel Rich Resources, Inc.
                              1180 Avenue of the Americas
                              New York, NY 10036
                              David W. Sass*                                   0                     0
                              McLaughlin & Stern, LLP
                              260 Madison Avenue
                              New York, NY 10016
                              David S. Eiten*                                  0                     0
                              7 Thorngrove Lane
                              Dix Hills, New York 11746
                              All officers and directors as a                  500,000               20%
                              group (5) persons
------------------
*        No shares owned.


                                                        18

Item 12.          Certain Relationships and Related Transactions

         On April 1, 1996, the Company entered into a five year employment agreement which was amended August 3, 1996, January 23, 1997 and June 19, 1997 with Matthew C. Schilowitz, a stockholder, director and officer of the Company (the "Schilowitz Agreement"). Under the Agreement, Mr. Schilowitz's compensation is $105,000 for the first year, $155,000 for the second year, $205,000 for the third year, $255,000 for the fourth year and $305,000 for the fifth year. In addition, Mr. Schilowitz will receive a bonus of 5% of the pre-tax earnings of the Company in each fiscal year.


         The foregoing employment agreement terminates upon death or disability of the employee and permits the Company to terminate the Schilowitz Agreement upon the occurrence of certain events or the commission of certain acts or for any other reason provided that the Company pays to such employee a severance payment equal to the aggregate base salary otherwise owed to such employee over the remaining term of the employment agreement (other than for instances in which such employee is terminated for "cause" as defined in such agreement). Pursuant to the provisions of his employment agreement, in the event that Mr. Schilowitz is not nominated or re-elected to serve as member of the Board of Directors, either may terminate his employment with the Company and will, in such event, be entitled to continue to receive his base salary as set forth in such employment with the Company for the remainder of the term thereof. The employment agreement also contains certain confidentiality and non-competition provisions which are operative during the term of the agreement and for given periods of time after termination thereof.

         The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan") was adopted by the Board of Directors and approved by the Company's stockholders on March 1, 1996, amended August 3, 1996, March 24, 1997 and June 19, 1997. Pursuant to such plan, Mr. Schilowitz has been granted an option (the "Option") to purchase up to an aggregate of 500,000 shares of Common Stock. The Option provides for the grant of: (i) the right to purchase 250,000 shares of Common Stock such right to vest and become exercisable upon the Company realizing annual earnings before taxes equaling or exceeding $750,000; and (ii) the right to purchase 250,000 shares of Common Stock such right to vest and become exercisable upon the Company realizing annual earnings before taxes equaling or exceeding $1,500,000. Shares subject to options granted under the Schilowitz Incentive plan are subject to adjustment in the event of the Company's declaration of stock dividends, stock splits, reclassification and the occurrence of other similar events. The Company has reserved 500,000 shares of Common Stock for issuance under the Schilowitz Incentive Plan. Pursuant to the terms of the Schilowitz Incentive Plan, the Board of Directors or a committee established by the Board of Directors administers such plan.

         On January 23, 1997, the Board of Directors voted to grant options to four directors under the terms of the Company's 1996 Qualified Stock Option Plan. Each individual was granted a five year option to purchase 10,000 shares at a price of $2.125.

         On March 24, 1997, as part of the Company's 1996 Qualified Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares of the Company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares. On June 19, 1997, the Board voted to reduce the exercise price of such options for Mr. Schilowitz to $1.25. The Option has a duration of five-years.

         In July, 1997, the Company entered into an agreement to sell its interest in the Jagger Woods Development and certain other properties to an unaffiliated third party for approximately $3,130,000. The sale was consummated in December, 1997.

         The law firm of McLaughlin & Stern, LLP., of which Mr. Sass is a principal, received aggregate legal fees of $35,000 and $110,000 during 1997 and 1996 respectively for services rendered to the Company.

         Mr. Schilowitz has interests, either as a general partner, joint venturer or shareholder, in a number of entities which either have entered, or may in the future enter, into a variety of transactions with the Company. In addition, entities owned or controlled by Mr. Schilowitz own interests in various real estate ventures which may retain the Company as a builder for such developments.

         The following sets forth the name of each of the Company's affiliates, Mr. Schilowitz's interest therein, and its transactions (either current or contemplated), if any, with the Company:

Woodlands Construction
 Corp. LLP                                                    50% shareholder
                           Woodlands provides contracting Services on small jobs - Woodlands owns no property. It is possible that the Company may provide services to Woodlands in the future.


Crossings Associates, L.P.                                    1/9th interest
Services
                           The Crossings had a 14-lot subdivision. There are no available lots remaining.


Emerald Woods Development Corp.    50% shareholder
Services
                           Emerald had a 14-lot subdivision. All of which have been sold. The Company may provide construction services to Emerald in the future.


Fairways at Westhampton, Inc.      50% shareholder
Services
                           Fairways had six building lots all of which have been sold. Fairways owns no other property.


Bridle Path Development Corp.                                 50% shareholder
Services
                           Bridle Path had a 14-lot subdivision. There are 8 available lots. The Company may provide construction services to Bridle Path in the future.

Woodland Development Association, a  partnership               1/3 interest

                           Woodland owns four building
                           lots located in East Quogue, New York The Company may provide construction to Woodland in the future.

Woodland Pines Associates, a partnership                        Joint  Venture

                           Woodland  Pines  owns 10
                           building lots located in East Quogue, New York. The Company may provide construction to Woodland Pines in the future.

         The Company issued 1,750,000 shares of its Common Stock to Mr. Schilowitz in connection with the transfer to the Company of all of the issued and outstanding stock of Harmat Homes, Inc. a construction and sales company; Harmat Capital Corp. which owns the corporate headquarters, and rental property in Southampton, New York. Northside Woods, Inc., which owns rental property in Westhampton, New York; Harmat Holding Corp., which owns the subdivision known as the Polo Grounds; Harmat Organization Inc., which owns an interest in Woodland Development Associates, a partnership; and a fifty percent interest in Quick Storage of Quogue, Inc. which owns the storage facility in Quogue, New York.

         In connection with the Company's initial public offering, at the request of the Underwriter, Mr. Schilowitz has made a capital contribution to the Company of 500,000 shares reducing his holding to 1,250,000 in lieu of an escrow of 750,000 shares.

         All transactions between the Company and its affiliates will be reviewed solely by the Company's outside directors, who will determine the value of any services provided by the Company for any affiliated entity. All sums received by the Company will be equivalent to those granted by unrelated third parties.

         The Company borrowed from affiliated persons an aggregate of $240,000 as follows: $20,000 from Sidney Prizer, the grandfather of Matthew Schilowitz, the President of the Company, which loan bore interest at 6% per annum, matured on December 31, 1996 and was repaid from the proceeds of the Company's Offering in September, 1996; $70,000 from Carol Bernstein, the mother of Matthew Schilowitz, which loan bears interest at 10% per annum and matured on December 31, 1996 and was repaid from the proceeds of the Offering; $150,000 payable to three former owners of Quick Storage of Quogue, Inc. in connection with the purchase by the Company of such persons 50% interest in such company. The monies due to Carol Bernstein,Sidney Prizer and the three former owners of the Quick Storage of Quogue, Inc., have been repaid in full. The interest in the amount of $42,000 is still owed to Carol Bernstein.

         In July 1997, Matthew C. Schilowitz, the president, director and principal shareholder of the Company borrowed $200,000 from the Company, which loan was collateralized by 500,000 shares of the Company's common stock owned by Mr. Schilowitz. The unpaid balance of the loan at September 30, 1997 was $165,939. The loan bears interest at the annual prime rate of Chase Manhattan Bank.
This loan is due on demand.

         During 1997 the Company made loans to related parties in the amount of $67,600. Such loans have no stated interest rate and are due on demand.

         In April 1997 the Company purchased a building lot from Emerald Woods Development Corp. ("Emerald Woods")(of which Matthew Schilowitz is a 50% owner) for $195,000 and is in contract to construct and sell a house on such lot. The Company purchased two additional building lots from Emerald Woods in December 1997 for $190,000 and simultaneously sold them to an unaffiliated third party.

         All of the Company's mortgages on the properties that it owns are personally guaranteed by Matthew Schilowitz, the President of the Company. The Company has agreed to indemnify Mr. Schilowitz against any liability with respect to such guarantees.



                                                      PART IV

Item 13.          Exhibits, Lists and Reports on Form 8-K

         (a)(1)            Financial Statements                                       Page Number

                           Report of Independent Certified
                           Public Accountants                                           F-2-3

                           Consolidated Balance Sheet as of
                           September 30, 1997                                           F-4

                           Consolidated  Statements of  Operations  for the year
                           ended  September  30, 1997 and the nine months  ended
                           September
                           30, 1996                                                      F-5

                           Consolidated  Statements of  Stockholders  Equity for
                           the year ended September 30, 1997 and the nine months
                           ended September
                           30, 1996                                                      F-6

                           Consolidated Statements of Cash Flows for the
                           year ended September 30, 1997 and
                           nine months ended September 30, 1996                          F-7-8

                           Notes to Financial Statements                                 F-9


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

         4.1 Form of Common Stock Certificate, incorporated herein by Reference to Exhibit 4 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

         4.2 Form of Warrant and Warrant Agreement, incorporated herein by Reference to Exhibit 4.2 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

         4.3      Form of Series B Warrant,  incorporated herein by Reference to
                  Exhibit 4.3 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

         4.4 Form of Representative's Purchase Option, incorporated herein by Reference to Exhibit 4.4 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.

         4.5 Registrant's 1996 Stock Option Plan incorporated herein by Reference and as amended June 19, 1997 (Exhibit 4.5 to Registrant's Registration Statement on Form SB-2, File No.333-3501).

         10.2 Employment Agreement dated April 1, 1996, incorporated herein by Reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2, File No. 333-3501 and as amended August 3, 1996, January 23, 1997 and June 19, 1997 between the Registrant and Matthew C.
                  Schilowitz.

(b)      Reports on Form 8-K

         Two reports on Form 8-K was filed during the first quarter of the fiscal year ended September 30, 1998.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 1998



                                    The Harmat Organization, Inc.

                                    BY: /s/ Matthew C. Schilowitz
                                            Matthew C. Schilowitz,
                                         President and Chairman of the Board of
                                         Directors

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                    BY:  /s/ Matthew C. Schilowitz
                                         President and Chairman of the Board of
                                         Directors (Chief Executive Officer)
                                    Date:            January 14, 1998

                                    BY: /s/ Seymour G. Siegel
                                            Treasurer and a Director (Chief
                                            financial and Accounting officer)
                                    Date:            January 14, 1998

                                    BY: /s/ Scott Prizer
                                            Secretary and a Director
                                    Date:            January 14, 1998


                                    BY:  /s/ David W. Sass
                                            Director
                                    Date:            January 14, 1998


                                    BY:  /s/ David S. Eiten
                                            Director
                                    Date:            January 14, 1998

                          THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                                   Financial Statements

                                                    September 30, 1997

                              THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                                    Table of Contents





                                                                                                              Page
                                                                                                   --------------------------
                        Independent Auditors' Reports                                                          F-2-3



                        Consolidated Balance Sheet - As of September 30, 1997                                  F-4

                        Consolidated Statements of Operations -
                          For the Year Ended September 30, 1997 and
                          the Nine Months Ended September 30, 1996                                             F-5

                        Consolidated Statements of Stockholders' Equity                                        F-6

                        Consolidated Statements of Cash Flows -
                          For the Year Ended September 30, 1997
                          and the Nine Months Ended September 30, 1996                                         F-7-8

                        Notes to Consolidated Financial Statements                                             F-9





                                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of The Harmat Organization, Inc. and its Subsidiaries
   Quogue, New York



                  We have audited the accompanying statements of operations, stockholders' equity and cash flows of The Harmat Organization, Inc. and its subsidiaries for the nine month period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Harmat Organization, Inc. and its subsidiaries for the nine month period ended September 30, 1996, in conformity with generally accepted accounting principles.







                                         MOORE STEPHENS, P.C.
                                        Certified Public Accountants.
Cranford, New Jersey
December 17, 1996

                                               Independent Auditors' Report


To the Board of Directors and Stockholders of The Harmat Organization, Inc. and Subsidiaries
Quogue, New York



We have audited the accompanying consolidated balance sheet of The Harmat Organization, Inc. and Subsidiaries as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Harmat Organization, Inc. and Subsidiaries as of September 30, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Marks Shron & Company, LLP
Great Neck, New York
November 24, 1997
Except for Note 13, as to which the date is December 2, 1997

                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                                Consolidated Balance Sheet

                                                    September 30, 1997

                                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                     $   193,996
  Marketable securities                                                                              10,637
  Accounts receivable                                                                                33,466
  Loan receivable - stockholder                                                                     165,939
  Loans receivable - other                                                                           75,000
  Other receivables - related parties                                                                67,600
  Land and construction costs                                                                     3,702,539
  Prepaid expenses                                                                                   56,970
                                                                                                  ----------
Total Current Assets                                                                              4,306,147

PROPERTY AND EQUIPMENT - NET                                                                      1,243,774
                                                                                                  ---------
OTHER ASSETS
  Goodwill - net                                                                                     60,598
  Investment in Partnership                                                                          26,447
  Land deposits                                                                                     110,000
  Other deposits                                                                                     45,749
                                                                                                -------------
                                                                                                    242,794
                                                                                                -------------
TOTAL ASSETS                                                                                     $5,792,715
                                                                                                 ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of notes and mortgages payable                                                 $1,811,393
  Accounts payable and accrued expenses                                                             189,838
  Accrued interest                                                                                  194,510
  Customer and security deposits                                                                     56,466
                                                                                                  ---------

Total Current Liabilities                                                                         2,252,207

OTHER LIABILITIES
  Notes and mortgages payable - net of current maturities                                           811,611
                                                                                                 -----------
COMMITMENTS AND CONTINGENCIES                                                                                          -

TOTAL LIABILITIES                                                                                 3,063,818

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value, 5,000,000 shares authorized
    no shares issued and outstanding                                                                 -

  Common stock - $.001 par value, 25,000,000 shares authorized,
    2,612,500 shares issued and outstanding                                                          2,612

  Additional paid-in capital - common stock                                                      4,253,604

  Accumulated (Deficit)                                                                         (1,527,319)

Total Stockholders' Equity                                                                       2,728,897
                                                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $5,792,715
                                                                                                ===========

See Independent Auditors' Report and Notes to Consolidated Financial Statements.


                       THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                             Consolidated Statements of Operations





                                                                                                          Nine Months
                                                                                  Year Ended               Ended
                                                                                 September 30,           September 30,
                                                                                   1997                    1996
                                                                             ----------------           ----------
REVENUES
  Construction sales                                                             $1,390,883              $2,496,926
  Sale of land held for development                                                  -                       52,000
  Rental income                                                                     200,908                 153,944
  Management fee income                                                             -                        25,000
                                                                             -------------------        ------------

    Total Revenues                                                                1,591,791               2,727,870

COST OF SALES AND DIRECT OPERATING EXPENSES                                       1,425,683               2,238,769
                                                                             ------------               -------------

  Gross profit                                                                      166,108                 489,101

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,114,494                 702,290

CHARGE FOR EXECUTIVE COMPENSATION CAPITALIZED                                         -                      14,750
                                                                             -------------------         -----------

(LOSS) INCOME FROM OPERATIONS                                                      (948,386)               (227,939)
                                                                             -------------               ------------

OTHER INCOME (EXPENSE)
  Gain on sale of marketable securities                                              13,638                  47,976
  Unrealized gain (loss) on marketable securities                                    (3,268)                  4,394
  Interest and dividend income                                                       80,912                   5,050
  Interest expense                                                                 (104,915)               (175,972)
                                                                             --------------              ------------

Total Other Income (Expense)                                                        (13,633)               (118,552)
                                                                             ---------------           --------------

(LOSS) BEFORE INCOME TAXES                                                   $     (962,019)           $   (346,491)

INCOME TAXES                                                                           -                      -
                                                                             --------------------       --------------

NET (LOSS)                                                                   $     (962,019)           $   (346,491)
                                                                             =============             ===============

  (Loss) per share                                                           $         (.37)           $       (.19)
                                                                             =================         ===============

  Weighted average number of shares                                               2,612,500                1,806,661
                                                                             ==============            ===============


See Independent Auditors' Report and Notes to Consolidated Financial Statements.


                          THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                         Consolidated Statements of Stockholders' Equity




                                            Common Stock
                                            ------------
                                                                             Additional                                Total
                                        Number of           Amount             Paid-In          Accumulated        Stockholders'
                                        Shares              (At Par)           Capital          (Deficit)             Equity
                                       ----------           -------          ----------         -----------        -------------

Balance - December 31, 1995         1,250,000          $      1,250       $   129,250        $  (312,430)        $  (181,930)

  March 1, 1996 - transfer of S
    Corporation deficit to
    Additional paid-in capital          -                      -             (342,437)          342,437                 -

  Proceeds from private
    placement                        500,000                    500           499,500             -                   500,000

  Net proceeds from an initial
    public offering of common
    stock on September 13,
    1996                             862,500                    862         3,928,811            -                  3,929,673

  Contribution of capital by a
    shareholder                        -                         -             23,730            -                     23,730

  Executive compensation
    capitalized                        -                         -             14,750            -                     14,750

Net (Loss)                             -                         -                  -           (346,491)            (346,491)

Distribution to stockholder            -                         -                  -           (248,816)            (248,816)
                                    -----------                ------          --------         ---------            ---------

Balance - September 30, 1996        2,612,500                  2,612        4,253,604           (565,300)           3,690,916

Net (Loss)                             -                         -                -             (962,019)            (962,019)
                                    -----------               -------       ---------           ---------           ----------

Balance - September 30, 1997        2,612,500                $ 2,612       $4,253,604        $(1,527,319)          $2,728,897
                                    ===========              =========     ==========        ============          ==========



See Independent Auditors' Report and Notes to Consolidated Financial Statements.


                       THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows





                                                                                                          Nine Months
                                                                                  Year Ended                 Ended
                                                                                 September 30,            September 30,
                                                                                   1997                      1996
                                                                                --------------            ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                          $     (962,019)         $     (346,491)

  Adjustments to reconcile  net (loss) income to net cash (used for) provided by operating activities:
      Depreciation and amortization                                                  37,317                  27,063
      Gain on sale of marketable securities                                         (13,638)                (47,976)
      Change in unrealized (gain) loss on investments                                 3,268                  (4,394)
      Loss on Partnership investment                                                  -                       3,280
      Executive compensation capitalized                                              -                      14,750

    Changes in assets and liabilities:
      Accounts receivable                                                           (73,472)                (12,830)
      Other deposits                                                                (45,749)                    -
      Purchase of marketable securities                                               -                    (242,148)
      Sales of marketable securities                                                 22,240                 456,105
      Prepaid expenses                                                              (13,472)                (42,323)
      Accounts payable and accrued expenses                                         159,558                (421,985)
      Customer deposits                                                              44,543                 (85,576)
                                                                                   ----------              ----------

      Total Adjustments                                                             120,595                (356,034)
                                                                                   ----------              ----------

      Net Cash Used by Operating Activities                                        (841,424)               (702,525)
                                                                                   ---------               ----------

INVESTING ACTIVITIES:
  Acquisition of land, property and equipment                                      (123,228)               (48,079)
  Deposits on land                                                                 (110,000)               (10,000)
  Land and construction costs                                                    (2,919,354)               193,031
  Loans receivable - other                                                          (75,000)                    -
  Land held for development                                                          -                      72,298
                                                                                  -----------              --------

      Net Cash from (used by) Investing Activities                               (3,227,582)                207,250
                                                                                 ------------              ---------


See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                   THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows




                                                                                                          Nine Months
                                                                                  Year Ended                 Ended
                                                                                 September 30,           September 30,
                                                                                   1997                    1996
                                                                             ----------------        ----------

NET CASH - OPERATING ACTIVITES - brought forward                             $    (841,424)          $  (702,525)
                                                                             --------------          ------------

NET CASH  - INVESTING ACTIVITIES - brought forward                              (3,227,582)              207,250
                                                                             --------------           ------------

FINANCING ACTIVITIES:
  Loan receivable - stockholder - net                                             (165,939)                 -
  Repayment of notes payable - related party                                       (90,000)             (125,000)
  Proceeds of notes and mortgages payable                                        1,463,510               500,000
  Repayments of notes and mortgages payable                                       (148,238)             (624,619)
  Net proceeds of sale of common stock                                               -                 3,929,673
  Contribution by shareholder                                                        -                    23,730
  Repayments of notes payable - stockholder                                          -                  (277,000)
  Proceeds of notes payable - other                                                  -                    38,700
  Repayments of notes payable - other                                                -                    (6,560)
  Distribution to stockholders                                                       -                   (65,419)
  Proceeds of private placement                                                      -                   500,000
  Repayment to bank                                                                  -                  (240,000)
  Deferred offering costs                                                            -                    30,000
                                                                                ------------            ---------

    Net Cash from Financing Activities                                           1,059,333             3,683,505
                                                                                ------------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                   (3,009,673)            3,188,230

CASH AND CASH EQUIVALENTS - beginning of period                                  3,203,669                15,439
                                                                                -----------            ---------

CASH AND CASH EQUIVALENTS - end of period                                     $    193,996            $3,203,669
                                                                               ============           ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the periods for:
      Interest                                                               $    222,734            $   180,319
                                                                             ============            ============
      Income taxes                                                           $     34,379            $    14,567
                                                                             =============           ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During the nine months ended September 30, 1996, the Company distributed marketable securities with a fair value of $186,400 to its then sole stockholder as a distribution.

  On August 3, 1996, the major  stockholder of the Company  contributed  500,000 shares of the Company's common stock to the Company (see Note 9).

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                     THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                                   September 30, 1997
             PRINCIPLES OF CONSOLIDATION AND BUSINESS



In November 1995, The Harmat Organization, Inc. (Delaware) (the "Company") was formed for the purpose of offering securities to the general public and 1,750,000 shares of common stock were issued to the individual stockholder of the Harmat Companies. On March 1, 1996, the individual stockholder of the Harmat Companies transferred his stock in the Harmat Companies to The Harmat
Organization (Delaware) for a 100% ownership interest in the Harmat Organization, Inc. (Delaware).


The September 30, 1997 and 1996 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

Entity

Parent Company:

The Harmat Organization, Inc. - Delaware: A Holding Company

Subsidiaries:

Harmat Homes, Inc.("Harmat Homes"): Construction of custom homes and residential and commercial rental properties, in the eastern portion of Long Island, New York

Harmat  Holding  Corp.("Harmat  Holding"):   Subdivision  and  development  of
undeveloped land in the eastern portion of Long Island, New York

Northside Woods, Inc.("Northside"): Rental of residential property in the eastern portion of Long Island, New York.

Harmat Capital Corp.("Harmat Capital"): Rental of residential property in the eastern portion of Long Island, New York

Harmat Management, Inc.: Limited Partner in real estate partnership in the eastern portion of Long Island, New York

Quick Storage, Inc.: Short-term rental of storage facilities in the eastern portion of Long Island, New York

                          THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements

                                                    September 30, 1997




NOTE 1:               PRINCIPLES OF CONSOLIDATION AND BUSINESS (continued)

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

The principal stockholder of the Company is a general partner in the partnership in which Harmat Management, Inc. has a limited partnership interest.

NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Accounting Period

Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calendar year end. The accompanying financial statements include audited financial statements for the nine-month, short year, ended September 30, 1996.

                  Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $126,951 at September 30, 1997. Cash includes $57,500 set aside to satisfy a Suffolk County bonding requirement.


                  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts (as necessary), and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $26,951 at September 30, 1997. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

                     THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements

                                    September 30, 1997



NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Economic Dependency

There were three and five construction contracts which were deemed major customers and accounted for total construction sales for the year ended September 30, 1997 and the nine months ended September 30, 1996. For the year ended September 30, 1997, these contracts represented 33%, 33%, 34% of total sales. For the nine months ended September 30, 1996, these contracts represented 25%, 20%, 19%, 18% and 17% of total sales. At September 30, 1997 and 1996, there was $17,712 and $25,000 respectively, due under construction contracts. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

                  Marketable Securities

The Company accounts for its investments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; trade securities; and available-for-sale securities.


Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 1997, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note 3).

                  Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets, using the straight-line method for buildings and building improvements and accelerated methods for furniture and equipment, as follows:


                  Building and Building Improvements   40 years
                  Furniture and Equipment              5 to 7 years

                               THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                 Notes to Consolidated Financial Statements

                                                    September 30, 1997




NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Earnings (Loss) Per Share

Earnings (loss) per share are computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding. Stock options and warrants are assumed converted to stock, when dilutive.


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

                  Revenue Recognition

The Company recognizes revenue from the acquisition, development and sale of land, and construction and sale of houses on such land. Pursuant to the terms of such contracts and Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", the Company uses the deposit method of accounting. This method provides that all construction costs be recorded as incurred and monies received from the purchases be recorded as deposits until the purchase contracts close at which time all revenue costs and profits are recognized.

The Company classifies all land and construction costs that are expected to be completed within one year as a current asset. At September 30, 1997, such land and construction costs totaled $3,702,539. Customer deposits on such contracts totaled $45,558 at September 30, 1997.

Rental income is recognized as it is earned pursuant to the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less.

              THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                    September 30, 1997




NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Income Taxes

                  Under FAS No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of September 30, 1997 are as follows:

Deferred Tax Liabilities:
  Difference between book and tax basis of property,
    plant and equipment                                        $  (36,500)

Deferred Tax Assets:
  Federal and State Net Operating Loss Carryforwards              279,700
  Less: Valuation Allowance                                      (243,200)
                                                               ---------------
Net Deferred Tax Liability                                     $    -
                                                               ================


                  The provision for income taxes for both 1996 and 1997 arises from the amount computed by applying statutory rates for the reasons summarized below:

Provision Based on Statutory Rates                              34 %
Benefit of Graduated Rates                                     (19)%
State Taxes Net of Federal Benefit                               6 %
Benefit of NOL Carryforward                                    (21)%
                                                               -----

Total                                                            - %
                                                               =====

The Company will have net operating loss carryforwards of approximately $1,332,000 available to reduce future taxes. These carryforward losses expire through the year 2012. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

                  Goodwill

The cost of the newly acquired subsidiary, Quick Storage, in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to 10 years under the straight-line method. Accumulated amortization at September 30, 1997 was $20,105. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage, Inc. Impairment is recognized if the recorded goodwill is less than the projected undiscounted cash flow from acquired assets or business.

                THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                                                    September 30, 1997




NOTE 2:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

             Stock Options and Similar Equity Instruments Issued to Employees

The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (see Note 10). Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied (See Note 10).

NOTE 3:               MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $25,118. The change in the unrealized gain account for the year ended September 30, 1997 and for the nine month period ended September 30, 1996 was $(3,268) and $4,394, respectively.


NOTE 4:               PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 1997:

Land                                                           $   523,974
Building and building improvements                                 855,844
Furniture and office equipment                                      65,786
                                                               --------------

Total                                                            1,445,604
Less: Accumulated depreciation                                     201,830
                                                                 -----------

Property and Equipment - Net                                   $ 1,243,774
                                                               ===========


                  Depreciation expense for the year ended September 30, 1997 and for the nine months ended September 30, 1996 totaled $37,317 and $21,032, respectively.


NOTE 5:               LOANS RECEIVABLE

                  Stockholder

The Company loaned Mr. Schilowitz, its primary stockholder, $200,000 in July 1997. The loan is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the Company as collateral security. The balance of this loan as of September 30, 1997 is $165,939.

                              THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements

                                                    September 30, 1997



NOTE 5:               LOANS RECEIVABLE (continued)

                  Other

The Company loaned $50,000 to Axxess, Inc., an unaffiliated third party, and has agreed to loan an additional $125,000 (of which $25,000 was loaned in October, 1997). The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid interest and principal is due August 15, 1998. Axxess, Inc. pledged 600,000 shares of its common stock as security collateral and authorized the issuance of rights to purchase 1,000,000 warrants for a price of $.50 per share (as amended) expiring August 14, 2000.

The Company loaned $25,000 to an unaffiliated third party. The loan is evidenced by a Promissory Note dated August, 1997. The Note bears interest at 12% per annum and is due August, 1998.


NOTE 6:               NOTES AND MORTGAGES PAYABLE

                  At September 30, 1997, the notes and mortgages payable consist of the following:

Two mortgages payable, dated August 19, 1996, in the original amount of $250,000 each, payable in monthly installments of $1,971 each, bearing interest at 8.25% and maturing on September 1, 2021. The mortgages are secured by rental properties.


                                                                                   $  493,160

Mortgage  payable,  dated November 30, 1992, in the original amount of $400,000, bearing interest at 4% plus contingent interest  participation payments upon the sale of  subdivided  lots.  This  mortgage is secured by property with a cost of approximately $450,000 and the personal guaranty of the principal stockholder of the  Company.  This  mortgage  requires  semi-annual  payments of interest  only commencing June 30, 1993 through October 31, 1997 when the mortgage  matures and contingent  interest  participation  payments upon the sale of  subdivided  lots becomes due. For the year ended  September 30, 1997,  two  subdivided  lots were sold  under this  participation  agreement.  Pursuant  to such  sales,  mortgage repayments totaling $80,000 and interest participation payments totaling $36,000 were  made.  The  balance  due  under the  mortgage  was paid in  December  1997 including additional contingent interest of $90,000.

                                                                                      200,000


Mortgage payable dated March 26, 1997, in the original amount of $215,400, with monthly interest at prime plus 1.5% payable in monthly installments until April, 1999 when unpaid principal and interest is due. The mortgage is secured by land and building having a cost of approximately $415,000.

                                                                                       210,234







                               THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements

                                                    September 30, 1997

NOTE 6:               NOTES AND MORTGAGES PAYABLE (continued)

Mortgage payable dated January 17, 1991 and amended June 14, 1994 in the original amount of $180,000, payable in monthly installments of $1,975 including interest through February 1, 2006. Interest is payable at an adjustable interest rate (10.125% at September 30, 1997) which is determined annually. The mortgage is secured by land and building having a cost of approximately $200,000.


                                                                                      130,295

Construction loan dated June 1997, in the original amount of $363,750, payable monthly with interest only at 9.75% until September 1998 when the principal and unpaid interest is due. The loan is secured by a building lot at the development known as the Polo Grounds.


                                                                                      300,644

Acquisition and development loan dated May, 1996, payable with interest at prime plus 1%. This loan was paid in full in December, 1997 when the development known as Jagger Woods, the property securing the debt, was sold.


                                                                                    1,162,866

Loan payable with interest at 12% per annum and is due on demand. Repayment of this loan is guaranteed by the principal stockholder of the Company.

                                                                                      100,000

Legal settlement obligation from 1991 to a contractor is payable in equal semi-annual installments on June 1 and December 1 of each year with annual payments of $8,120.

                                                                                       19,680

Other notes and mortgages                                                               6,125
                                                                                  ------------
Total Notes and Mortgages Payable                                                   2,623,004
Less: Current Portion                                                              (1,811,393)
                                                                                   -----------

Total Long Term Notes and Mortgages Payable                                       $   811,611
                                                                                   ===========


                  Annual maturities of notes and mortgages payable are as follows:

For the Period Ended
    September 30,

1998                                      $1,811,393
1999                                          44,242
2000                                          38,628
2001                                          42,533
2002                                          46,841
Thereafter                                   639,367
                                             --------
Total Notes and Mortgages Payable         $2,623,004
                                          ==========


             During the fiscal year ended September 30, 1997, interest of $296,775 was incurred, of which $191,860 has been capitalized.

                         THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                               Notes to Consolidated Financial Statements

                                                    September 30, 1997




NOTE 7:               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value Financial Instruments", fair value of financial investments which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of September 30, 1997:


                                                      Carrying Amount                 Fair Value
                                                      --------------                 -----------
Debt maturing within one year                           $1,811,393                   $1,811,393
Long-term debt                                             811,611                      811,611
                                                       -------------                 ----------

Totals                                                  $2,623,004                   $2,623,004
                                                        ==========                   ==========


                  For certain financial instruments, including cash and cash equivalents, trade receivables and payables, short term loans, customer deposits and short-term debt, it is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of long-term debt approximates fair value.


NOTE 8:               PRIVATE PLACEMENT

                  In February of 1996, Harmat Organization, Inc. (Delaware) offered 500,000 units at $1.00 per unit as part of a private placement transaction. The units consist of one share of common stock, three Series A warrants entitling the holder to purchase three shares of common stock for $6.00 for a period of four years and one Series B warrant entitling the holder to purchase one share of common stock for $9.00 for a period of four years. The shares of common stock and the Series A warrants were registered as part of the initial public offering. On February 22, 1996, the Company received proceeds of $500,000 from the private placement.

                                         No. of                               FMV at          No. of
      Date of                           Warrants           Exercise           Date of         Warrants
    Grant               Type            Issued             Price              Grant            Exercised

February 1996         Series A        1,500,000          $  6.00            $  5.75            -
February 1996         Series B          500,000          $  9.00            $  5.75            -
                                      ----------

Total                                 2,000,000
                                      ----------


                         THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                              Notes to Consolidated Financial Statements

                                                    September 30, 1997




NOTE 9:               COMMON STOCK

                  Capital Contribution

                  On  August  3,  1996,  the  Company's  principal   stockholder
contributed 500,000 shares of the Company's common stock to the Company.
The 500,000 contributed shares were cancelled.

                  Initial Public Offering

                  In September 1996, the Company completed the initial public offering of 862,500 units (including the 112,500 underwriter's over-allotment shares) at $5.75 per unit resulting in net proceeds to the Company of $3,929,673.


NOTE 10:              COMMITMENTS AND CONTINGENCIES

                  Land Contract

In July 1997, the Company deposited $100,000 in escrow relating to the proposed acquisition of certain real estate properties in Florida. This money was refunded in October, 1997 as the Company was no longer interested in the properties. In addition, the Company entered into a contract to purchase a parcel of unimproved land in Westhamption Beach, N.Y. for $227,000 and made a $10,000 deposit pursuant to such contract as of September 30, 1997.

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


   Commitments and Stock Option Plans

The Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized.


A) The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan"), who is the principal stockholder, was adopted by the Board of Directors and approved by the Company's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $5.75 per share ($1.125, as amended). In the event the Company's earnings before taxes first equals or exceeds an amount listed below for any fiscal year ending after the date of the Company's initial public offering, the shares shall be released to such stockholder as follows:

Earnings Before Taxes                     Shares to be Issued

         $   750,000                      250,000
         $ 1,500,000                      250,000

                       THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                             September 30, 1997






NOTE 10:              COMMITMENTS AND CONTINGENCIES (continued)

If the above earnings levels are achieved, the Company will recognize compensation expense equal to the difference between the fair market value and the exercise price at the time the performance conditions are achieved. Issuance of the shares may result in substantial compensation expense to the Company in future years.


B) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of the Company's common stock. In January 1997, the Company granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share to four directors and two key employees of the Company. In March 1997, the Company's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share ($1.25, as amended).

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%, risk-free interest rate of 6.3%, expected volatility of 109%, and expected lives of 5 years for the options.


                  A summary of the status of the Company's stock option plan as of September 30, 1997, and the changes during the year ending September 30, 1997 is presented below:


                                                                         Weighted-Averaged
                   Fixed Options                      Shares             Exercise Price
                   -------------                      ------         ------------------
October 1, 1996                                       0                       -
Granted                                               360,000             $  1.40
Exercised                                             0                       -
Forfeited                                             0                       -
                                                      -----------     -------------

September 30, 1997                                    360,000             $  1.40
                                                      =======             ========


Exercisable at September 30, 1997                     360,000
Weighted-average fair value of
    options granted during the year                                       $  1.71




                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                  Notes to Consolidated Financial Statements

                                                    September 30, 1997



NOTE 10:              COMMITMENTS AND CONTINGENCIES (continued)

                  The following table summarizes information about fixed stock options outstanding at September 30, 1997.

                                 Outstanding Options                                      Exercisable Options
    -------------------------------------------------------------------------    -----------------------------------
                          Number        Weighted average        Weighted -          Number
    Outstanding        Outstanding          Remaining             Average        Exercisable        Weighted-average
  Exercise Price        9/30/97        Contractual Life      Exercise Price       At 9/30/97         Exercise Price

$1.25 to $2.215       360,000              4.5 years         $    1.40              360,000      $   1.40



                  If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting No. 123, compensation cost included in the net loss for the year ended September 30, 1997 would have increased by approximately $614,000, resulting in a net loss of $(1,576,000), net of tax, and loss per share of $(.60).

                  Employment Agreement

On April 1, 1996, the Company entered into a five year employment agreement with the president and chief executive officer, who is also the Company's principal stockholder, effective September 1996, for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the officer will receive a bonus of 5% of pre tax annual earnings and is granted options to purchase up to an aggregate of 500,000 shares of the Company common stock for ten years, exercisable at $1.125 per share with rights vesting upon attainment of certain earnings levels (see above).


NOTE 11:              RELATED PARTY TRANSACTIONS

In April, 1997, the Company purchased a building lot from Emerald Woods Development Corp. ("Emerald Woods") (of which Matthew Schilowitz is a 50% owner) for $195,000 and is in contract to construct a house on such lot. The Company purchased 2 additional building lots from Emerald Woods in December, 1997 for $190,000 and simultaneously sold them to an unaffiliated third party for $200,000 (see Note 13).


The Company loaned $67,600 to entities related to Matthew Schilowitz. Such loans are due on demand and have no stated interest rate.


Notes payable to related parties aggregating $90,000 were satisfied during the fiscal year ended September 30, 1997. Accrued interest of $42,000 is still payable as of September 30, 1997.


                  The Company paid legal fees of approximately $35,000 and $110,000 in 1997 and 1996, respectively, to a firm in which a director of the Company is a partner.

                      THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements

                                                    September 30, 1997


NOTE 12:              SEGMENT INFORMATION

The Company's operations are classified into two industry segments: construction and rental. The following is a summary of segment information for 1997 and 1996:

                                               Construction            Rental                  Consolidated
Revenue from Non-Affiliates:
1997                                       $ 1,390,883             $    200,908            $ 1,591,791
                                           ===========             ============            ============
1996                                       $ 2,573,836             $    153,944            $ 2,727,780
                                           ===========             ============            ============

(Loss) Income from Operations:
1997                                       $(1,055,687)            $    107,301            $  (948,386)
                                           ============            ============            ============
1996                                       $  (251,043)            $     23,104            $  (227,939)
                                           =============           ============            ============

Identifiable Assets:
1997                                       $  4,439,120             $  1,353,595            $ 5,792,715
                                           ===========             ============            ============
1996                                       $  3,932,763             $  1,392,598            $ 5,325,361
                                           ===========             ============            ============

Depreciation and Amortization:
1997                                       $      6,215             $     31,102            $    37,317
                                           ==============           ============            ============
1996                                       $      4,658             $     22,405            $    27,063
                                           ==============           ============            ============

Capital Expenditures:
1997                                       $       -0-              $    123,228            $    123,228
                                           ==============           ============            ============
1996                                       $      16,457            $     31,622            $     48,079
                                           =============            ============            ============

NOTE 13:              SUBSEQUENT EVENTS

In December, 1997, the Company sold part of its interest in the Jagger Woods Development and certain other properties to an unaffiliated third party for an aggregate purchase price of $3,130,000. The Company will recognize a gain of approximately $1,130,000 on this transaction.

                  The Company loaned $78,000 to several unaffiliated third parties.

                  The Company formed a new subsidiary, Harmat Hospitality, Inc., to purchase and operate resort properties.

The Company is in negotiations to purchase approximately 7 acres of zoned resort residential property in Greenport, N.Y. to construct a 69 unit waterfront resort with pool and tennis courts. A $75,000 deposit was made in October, 1997 pursuant to the purchase agreement.

The Company is in contract to sell three homes and has a construction contract to build another home. The contracts total $1,925,400. The Company estimates total land and construction costs to be approximately $1,745,000.


In October, 1997, the Company entered into an acquisition agreement to purchase 2.50% of a Class A limited partnership interest in Woodland Development Associates (of which Matthew Schilowitz owns 33.33%) for a purchase price of $50,000. Woodland Development Associates owns 3 building lots in East Quogue.