Form 10-Q
period 1997-12-31
HARMAT ORGANIZATION INC
filed 1998-02-27
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                          FORM 10-Q

                            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                              THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended December 31, 1997.

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



            Class                    Outstanding at December 31, 1997

Common Stock, $.001 par value                   2,612,500 shares

                                              The Harmat Organization, Inc.



                                                    Index to Form 10-Q





                                                                     Page
                   Item                                                 Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         December 31, 1997 and December 31, 1996                         3-4

         Consolidated Statements of Operations -
         Three months ended December 31, 1997
           and December 31, 1996                                           5

         Consolidated Statements of Cash Flows -                           6-8
         Three months ended December 31, 1996
           and December 31, 1995

         Notes to Consolidated Financial Statements                        9-15

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                       18
         Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                                19

                             The Harmat Organization, Inc. and subsidiaries

                                                   Financial Statements

                                                    December 31, 1997


                              The Harmat Organization, Inc. and subsidiaries

                                                    Table of Contents

                                                                                                Page
                                                                                          ======================




                      Consolidated Balance Sheet - As of December 31, 1997                                  1

                      Consolidated Statements of Operations -
                        For the Three Months Ended December 31, 1997 and
                        the Three Months Ended December 31, 1996                                            2

                      Consolidated Statements of Stockholders' Equity                                       3

                      Consolidated Statements of Cash Flows -
                        For the Three Months Ended December 31, 1997
                        and the Three Months Ended December 31, 1996                                       4,5

                      Notes to Consolidated Financial Statements                                           6-18





                                                                 Page 1
                               The Harmat Organization, Inc. and subsidiaries

                                                Consolidated Balance Sheet

                                                    December 31, 1997

                                                          ASSETS


CURRENT ASSETS

  Cash and cash equivalents                                    $    943,275
  Marketable securities                                              10,639
  Accounts receivable                                               507,776
  Land and construction costs                                       883,007
  Prepaid expenses                                                   34,490

Total Current Assets                                              2,379,187

Property and Equipment - net                                      1,241,229

OTHER ASSETS
  Land and construction costs                                      534,868
  Land held for development                                        195,000
  Due from stockholders                                            165,939
  Due from affiliated companies                                     56,629
  Goodwill - net                                                    54,279
  Investment in Partnership                                         76,447
  Deferred offering costs                                              -
  Land deposits                                                     85,000
                                                                 1,168,162
Total Assets                                                    $4,788,579

Page 2
                      The Harmat Organization, Inc. and subsidiaries

                                                Consolidated Balance Sheet

                                                    December 31, 1997

                                                          ASSETS




                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Current portion of notes and mortgages payable              $      53,100
  Notes payable - shareholders                                          -
  Notes payable - related parties                                       -
  Loans payable - bank                                                  -
  Other notes payable and accrued expenses                          118,645
  Accounts payable and accrued expenses                              62,720
  Customer and security deposits                                    487,029

Total Current Liabilities                                           721,494

OTHER LIABILITIES
  Mortgages payable - net of current maturities                     773,066
  Construction loans payable - net of current maturities            178,254
  Notes payable - related party                                        -
    Total other liabilities                                         951,320

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value, 5,000,000 shares authorized
    no shares issued and outstanding                                   -

  Common stock - $.001 par value, 25,000,000 shares
      authorized, 2,612,500 shares issued and outstanding             2,613

  Additional paid-in capital - common stock                       4,253,603

  Retained earnings (Deficit)                                    (1,140,450)

Total Stockholders' Equity                                        3,115,766

Total Liabilities and Stockholders' Equity                      $ 4,788,579

                         The Harmat Organization, Inc. and subsidiaries

                                          Consolidated Statements of Operations





                                                                                Three Months           Three Months
                                                                                    Ended                 Ended
                                                                                 December 31           December 31,
                                                                                    1997                   1996
REVENUES
  Construction sales                                                           $  451,300            $    1,476
  Sale of land held for development                                             2,998,205                   -
  Rental income                                                                    46,099                32,533
  Management fee income                                                              -                    -

    Total Revenues                                                             3,495,604                 34,009

COST OF SALES AND DIRECT OPERATING EXPENSES                                    2,764,723                 10,418

  Gross profit                                                                   730,882                 23,591

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     317,798                232,731

CHARGE FOR EXECUTIVE COMPENSATION CAPITALIZED                                      -                       -

(LOSS) INCOME FROM OPERATIONS                                                     413,084             (209,140)

OTHER INCOME (EXPENSE)
       Gain on sale of marketable securities                                        -                    1,070
  Unrealized gain (loss) on marketable securities                                   -                      (24)
  Interest and dividend income                                                      9,168               27,318
  Interest expense                                                                (35,383)             (18,700)

Total Other Income (Expense)                                                      (26,215)               9,664

Net Income (LOSS)                                                                 386,869             (199,476)

Charge in lieu of income taxes                                                       -                      -

Pro Forma net income (loss)                                                 $     386,869         $   (199,476)

  Income and (Loss) per share                                               $       0.15          $      (0.08)


  Weighted average number of shares                                            2,575,596            2,422,758




                     The Harmat Organization, Inc. and subsidiaries

                     Consolidated Statements of Stockholders' Equity





                                             Common Stock

                                                                         Additional                              Total
                                       Number of         Amount            Paid-In         Accumulated       Stockholders'
                                        Shares          (At Par)           Capital          (Deficit)            Equity


Balance - September 30,             2,612,500        $      2,613     $ 4,253,604       $  (565,300)       $  3,690,917
1996

Net (Loss) for period                                                                      (199,477)          (199,477)

Balance - December 31, 1996           2,612,500      $     2,613      $4,253,604        $  (764,777)        $3,491,440




                                             Common Stock

                                                                         Additional                              Total
                                       Number of         Amount            Paid-In         Accumulated       Stockholders'
                                        Shares          (At Par)           Capital          (Deficit)            Equity


Balance - September 30,             2,612,500        $      2,613     $ 4,253,604       $                  $  2,728,898
1997                                                                                    (1,527,319)

Net (Loss) for period                                                                      386,869              386,869

Balance - December 31, 1997           2,612,500      $     2,613      $4,253,604        $(1,140,450)         $3,115,767




                      The Harmat Organization, Inc. and subsidiaries

                            Consolidated Statements of Cash Flows





                                                                                Three Months           Three Months
                                                                                    Ended                 Ended
                                                                                December 31,           December 31,
                                                                                    1997                   1996
OPERATING ACTIVITIES:
  Net (loss) income                                                         $    386,869          $     (199,477)
  Adjustments to reconcile net (loss) income to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                                               8,864                    5,922
      Gain on sale of marketable securities                                         -                     (1,070)
      Change in unrealized (gain) loss on investments                               -                         24
      Executive compensation capitalized                                            -                         -

    Changes in assets and liabilities:
      Contracts receivable                                                      (6,310)                     (550)
      Purchase of marketable securities                                            -                      (4,212)
      Sales of marketable securities                                               -                       3,057
      Prepaid expenses                                                          22,480                   (27,365)
      Accounts payable and accrued expenses                                   (321,627)                   (7,905)
      Refundable deposits                                                       45,749                        -
      Customer deposits                                                        430,563                   126,890

      Total Adjustments                                                        179,719                    94,791

      Net Cash Used by Operating Activities                                    566,588                  (104,686)

INVESTING ACTIVITIES:
  Advances from/to affiliates and related parties                               10,791                   (8,790)
  Acquisition of land, property and equipment                                    -                      (83,179)
  Investment in partnership                                                    (50,000)                    -
  Land deposits                                                                (25,000)                  10,000
  Land and construction costs                                                2,089,660                 (292,432)
  Payment of deferred offering costs                                              -                        -

      Net Cash from (used by) Investing Activities forward                    2,075,631                (374,401)



                                                                                                                    Page 6

                  The Harmat Organization, Inc. and subsidiaries

                        Consolidated Statements of Cash Flows





                                                                                                       Nine Months
                                                                                 Year Ended               Ended
                                                                                September 30,         September 30,
                                                                                    1997                   1996

FINANCING ACTIVITIES:
  Repayment of notes payable - related party                                       -                     (70,000)
  Repayments of notes and mortgages payable                                     (1,499,940)               (7,856)
  Proceeds of mortgage payable                                                     -                         -
  Repayments of other notes payable & loan payable                                (393,000)              (19,460)
  Repayments of notes payable - stockholder                                          -                     -
  Distribution to stockholders                                                       -                     -
  Proceeds of private placement                                                      -                     -

    Net Cash from Financing Activities                                          (1,892,940)             (97,316)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                      749,279             (576,403)

CASH AND CASH EQUIVALENTS - beginning of period                                   193,996             3,203,669

CASH AND CASH EQUIVALENTS - end of period                                   $     943,275            $2,627,266


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the periods for:
      Interest                                                              $     35,383         $      18,700
      Income taxes                                                          $      5,070         $       -




                               The Harmat Organization, Inc. and subsidiaries

                                  Notes to Consolidated Financial Statements

                                                    December 31, 1997




NOTE 1:           PRINCIPLES OF CONSOLIDATION AND BUSINESS

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

The December 31, 1997 and 1996 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.


Entity                                                  Nature of Business

Parent Company:

The Harmat Organization, Inc. - Delaware                Holding Company

Subsidiaries:

Harmat Homes, Inc. ("Harmat Homes")                     Construction of custom homes and
                                                        residential and commercial rental
                                                        properties, in the eastern portion of
                                                        Long Island, New York

Harmat Holding Corp. ("Harmat Holding")                 Subdivision and development of
                                                        undeveloped land in the eastern
                                                        portion of Long Island, New York

Northside Woods, Inc. ("Northside")                     Rental of residential property in the
                                                        eastern portion of Long Island, New
                                                        York.

Harmat Capital Corp. ("Harmat Capital")                 Rental of residential property in the
                                                        eastern portion of Long Island, New
                                                        York

Harmat Management, Inc.                                 Limited Partner in real estate
                                                        partnership in the eastern portion of
                                                        Long Island, New York

Quick Storage, Inc.                                     Short-term rental of storage facilities
                                                        in the eastern portion of Long
                                                        Island, New York




                                                                      Page 8
                    The Harmat Organization, Inc. and subsidiaries

                       Notes to Consolidated Financial Statements

                                                    December 31, 1997




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


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Accounting Period

Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calendar year end. The accompanying financial statements include financial statements for the three-month period ended December 31, 1997 and December 31, 1996.

                  Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $943,275 at December 31, 1997. Cash includes $77,500 set aside to satisfy a Suffolk County bonding requirement.

                  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts (as necessary), and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $10,639 at December 31, 1997. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

                                                                       Page 9
                              The Harmat Organization, Inc. and subsidiaries

                                 Notes to Consolidated Financial Statements

                                                    December 31, 1997



NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Economic Dependency

There were two and four construction contracts which were deemed major customers and accounted for total construction sales for the three months ended December 31, 1997 and the three months ended December 31, 1996. For the three-month ended December 31, 1997, these contracts represented 87% and 13% of total sales. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1997, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year.

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

                  Building and Building Improvements                40 years
                  Furniture and Equipment                           5 to 7 years

                                                             Page 10
                     The Harmat Organization, Inc. and subsidiaries

                        Notes to Consolidated Financial Statements

                                                    December 31, 1997




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

The Company classifies all land and construction costs that are expected to be completed within one year as a current asset. At December 31, 1997, such land and construction costs totaled $1,417,875. Customer deposits on such contracts totaled $463,058 at December 31, 1997.

Rental income is recognized as it is earned pursuant to the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less.

Page 11
                 The Harmat Organization, Inc. and subsidiaries

                       Notes to Consolidated Financial Statements

                                                    December 31, 1997




NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Income Taxes

Under FAS No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of December 31, 1997 are as follows:


Deferred Tax Liabilities:
  Difference between book and tax basis of property,
    plant and equipment                                       $  (36,500)

Deferred Tax Assets:
  Federal and State Net Operating Loss Carryforwards             279,700
  Less: Valuation Allowance                                     (243,200)

Net Deferred Tax Liability                                    $     -

The provision for income taxes for both 1996 and 1997 arises from the amount computed by applying statutory rates for the reasons summarized below:


Provision Based on Statutory Rates                                34 %
Benefit of Graduated Rates                                       (19)%
State Taxes Net of Federal Benefit                                 6 %
Benefit of NOL Carryforward                                   (   21)%

Total                                                             -  %

The Company will have net operating loss carryforwards of approximately $1,332,000 available to reduce future taxes. These carryforward losses expire through the year 2012. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

                  Goodwill

The cost of the newly acquired subsidiary, Quick Storage, in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to 10 years under the straight-line method. Accumulated amortization at December 31, 1997 was $32,168. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage, Inc. Impairment is recognized if the recorded goodwill is less than the projected undiscounted cash flow from acquired assets or business.

                     The Harmat Organization, Inc. and subsidiaries

                         Notes to Consolidated Financial Statements

                                                    December 31, 1997




NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                ock Options and Similar Equity Instruments Issued to Employees

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

NOTE 3:           MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $10,639 as of December 31, 1997.


NOTE 4:           PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1997:


Land                                                          $   523,974
Building and building improvements                                855,844
Furniture and office equipment                                     64,929

Total                                                           1,444,747
Less: Accumulated depreciation                                    203,578

Property and Equipment - Net                                  $ 1,241,229

Depreciation expense for the three months ended December 31, 1997 and for the three months ended September 30, 1996 totaled $8,864 and $5,922, respectively.


NOTE 5:           LOANS RECEIVABLE

                  Stockholder

The Company loaned Mr. Schilowitz, its primary stockholder, $200,000 in July 1997. The loan is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the Company as collateral security. The balance of this loan as of December 31, 1997 is $165,939.

                 The Harmat Organization, Inc. and subsidiaries

                         Notes to Consolidated Financial Statements

                                                    December 31, 1997



NOTE 5:           LOANS RECEIVABLE (continued)

                  Other

The Company loaned $175,000 to Axxess, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid interest and principal is due August 15, 1998. Axxess, Inc. pledged 600,000 shares of its common stock as security collateral and authorized the issuance of rights to purchase 1,000,000 warrants for a price of $.50 per share (as amended) expiring August 14, 2000.

The Company loaned $250,000 to Java Centrale Inc., an unaffiliated third party. The loan is evidenced by a $250,000 promissory note dated November 19, 1997. The note bears interest at 15% and principal is due December 31, 1997. The loan is still outstanding. Java Centrale, Inc. pledged 500,000 share of its common stock as security collateral and authorized the issuance of rights to purchase 100,000 warrants for a price of .05 per share expiring November 19, 1999.

The Company loaned $28,000 to a Rabbi Marc Schnieer an unaffiliated third party. The loan is evidenced by a promissory note dated September 30, 1997. The note bears no interest and principle is due January 15, 1999. The balance of this loan at December 31, 1997 is $18,000.

The Company loaned $25,000 to an unaffiliated third party. The loan is evidenced by a Promissory Note dated August, 1997. The Note bears interest at 12% per annum and is due August, 1998.


NOTE 6:           NOTES AND MORTGAGES PAYABLE

At December 31, 1997, the notes and mortgages payable consist of the following:


Two mortgages payable, dated August 19, 1996, in the original amount of $250,000 each, payable in monthly installments of $1,971 each, bearing interest at 8.25% and maturing on September 1, 2021. The mortgages are secured by rental properties.



                                                           $  491,354

Mortgage payable dated March 26, 1997, in the original amount of $215,400, with monthly interest at prime plus 1.5% payable in monthly installments until April, 1999 when unpaid principal and interest is due. The mortgage is secured by land and building having a cost of approximately $415,000.



                                                                207,001

                                                                       Page 14
                               The Harmat Organization, Inc. and subsidiaries

                                Notes to Consolidated Financial Statements

                                                    December 31, 1997

NOTE 6:           NOTES AND MORTGAGES PAYABLE (continued)

Mortgage payable dated January 17, 1991 and amended June 14, 1994 in the original amount of $180,000 payable in monthly installments of $1,975 including interest through February 1, 2006. Interest is payable at an adjustable interest rate (10.125% at September 30, 1997) which is determined annually. The mortgage is secured by land and building having a cost of approximately $200,000





                                                              127,811

Construction loan dated December 1997, in the original amount of $300,000, payable monthly with interest only at 9.75% until December 1999 when the principal and unpaid interest is due. The loan is secured by a building lot at the development know Emerald Woods Lot 4


                                                               178,254

Loan payable with interest at 12% per annum and is due on demand. Repayment of this loan is guaranteed by the principal stockholder of the Company.

                                                                100,000

Legal settlement obligation from 1991 to a contractor is payable in equal semi-annual installments on June 1 and December 1 of each year with annual payments of $8,120.

                                                                13,120

Other notes and mortgages                                        5,525
Total Notes and Mortgages Payable                            1,023,065
Less: Current Portion                                           53,100

Total Long Term Notes and Mortgages Payable                  1,069,965

                             The Harmat Organization, Inc. and subsidiaries

                                    Notes to Consolidated Financial Statements
                                                    December 31, 1997




NOTE 7:           PRIVATE PLACEMENT

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

                                      No. of                          FMV at         No. of
    Date of                           Warrants         Exercise       Date of        Warrants
    Grant             Type            Issued           Price          Grant          Exercised

February 1996       Series A        1,500,000        $  6.00           $  5.75           -
February 1996       Series B             500,000     $  9.00           $  5.75           -

Total                               2,000,000


NOTE 8:           COMMON STOCK

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


NOTE 9:         COMMITMENTS AND CONTINGENCIES

                  Land Contract

In July 1997, the Company deposited $75,000 in escrow relating to the proposed acquisition of certain real estate properties in Greenport, NY. In October 10, 1997 the Company entered into a contract to purchase a parcel of unimproved land in Westhamption Beach, N.Y. for $227,000 and made a $10,000 deposit pursuant to such contract as of December 31, 1997.

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

                                                          Page 16
                            The Harmat Organization, Inc. and subsidiaries

                           Notes to Consolidated Financial Statements

                                                    December 31, 1997



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

                                            Page 17
                    The Harmat Organization, Inc. and subsidiaries

                      Notes to Consolidated Financial Statements
                                         December 31, 1997



A summary of the status of the Company's stock option plan as of December 31, 1997, and the changes during the year ending December 31, 1997 is presented below:


                                                           Weighted-Averaged
Fixed Options                               Shares             Exercise Price
October 1, 1996                                0                   -
Granted                                     360,000           $  1.40
Exercised                                      0                   -
Forfeited                                      0                   -

December 31, 1997                           360,000           $  1.40


Exercisable at December 31, 1997            360,000
Weighted-average fair value of
    options granted during the year        $   1.71

The following table summarizes information about fixed stock options outstanding at December 31, 1997.


                                 Outstanding Options                          Exercisable Options

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


If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting No. 123, compensation cost included in the net loss for the year ended December 31, 1997 would have increased by approximately $614,000, resulting in a net loss of $(1,576,000), net of tax, and loss per share of $(.60).

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

                                                           Page 18
                       The Harmat Organization, Inc. and subsidiaries

                           Notes to Consolidated Financial Statements

                                                    December 31, 1997



NOTE 10:          RELATED PARTY TRANSACTIONS

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

The Company loaned $56,629 to entities related to Matthew Schilowitz. Such loans are due on demand and have no stated interest rate.

The Company paid legal fees of approximately $5,894 in the three months ended December 31, 1997 to a firm in which a director of the company is a partner.

                              The Harmat Organization, Inc.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE

                            THREE MONTHS ENDED DECEMBER 31, 1996



Total revenues for the three months ended December 31, 1997 were $3,495,604 compared to revenues of $34,009 for the three months ended December 31, 1996, an increase of approximately $3,441,595 due to sale of Jagger Woods Development and one house sale.

Construction Sales

Deliveries of one home and Jagger Woods Development resulted in revenues of $3,449,505 for the three months ended December 31, 1997. For the three months ended December 31, 1996 there were no sales rendered. The reasons for the increase in revenues is the Company sold Jagger Woods Development for $2,998,205.

The Company shifted its focus and moved into the hotel and motel construction market and to provide hospitality serves in addition to successfully completing current projects under development.

Rental Income

Rental based properties resulted in rental income of $46,099 for the three months ended December 31, 1997. For the three months ended in December 31, 1996 the Company generated rental income of $32,533. Rental income is increased by $13,566. Quick Storage of Quogue and Self Storage Facility, generated rental income for the three months ended December 31, 1997 $26,859. The reason for the increase is the rental properties were fully rented at higher rates of rents than three months ended December 31, 1996.

Gross Profit Margin

The Company's gross profit margin on homes and development delivered was approximately twenty (20%) percent during the three months ended December 31, 1997, compared to no percent in the three months ended December 31, 1996, because there were no sales reported. The increase in gross profit margin resulted from the sale of one home and Jagger Woods Development.

Cost of sale for the three months ended December 31, 1997 was $2,764,723 as compared to $10,418 for the three months ended December 31, 1996. The increase in cost of sale resulted primarily from the sale of Jagger Woods Development.

Selling and general administration expenses were $317,798 for the three months ended December 31, 1997 as compared to $232,731 for the three months ended December 31, 1996. The increase is due to primarily increasing costs of administration staff marketing and professional fees.


Gross Interest Costs

Gross interest costs were $35,383 for the three months ended December 31, 1997 compared to $18,700 for the three months ended December 31, 1996. During December 1997 the company had funds available from the sale of Jagger Woods Development which enabled it to satisfy various of its existing debts and obligations.

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

During the three months ended December 31, 1997, the Company had positive cash flows from operating activities of $566,586 versus a negative cash flow of $104,686 for the three months ended December 31, 1996. Investing activities used cash of $2,075,631 for the three months ended December 31, 1997 and $374,401 for the three months ended December 31, 1996.

                       The Harmat Organization, Inc.

PART II           OTHER INFORMATION



ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - None

                  b.  Reports on Form 8-K - None

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




         By: /s/  Ray Dhir
                  Chief Financial Officer



Date: February 27, 1998