Form 10-Q
period 1998-03-31
HARMAT ORGANIZATION INC
filed 1998-05-13
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1998.

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

                          The Harmat Organization, Inc.



                               Index to Form 10-Q





                                                                      Page
                   Item                                               Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         March 31, 1998                                              3-4

         Consolidated Statements of Operations -
         Three months ended March 31, 1998
           and March 31, 1997                                          5

         Consolidated Statements of Cash Flows -                     6-8
         Three months ended March 31, 1998
           and March 31, 1997

         Notes to Consolidated Financial Statements                  9-20

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         21

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                     18
         Item 6.  Exhibits and Reports on Form 8-K                      18

Signatures                                                              19

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1998

                                     ASSETS






CURRENT ASSETS
  Cash and cash equivalents                                 $ 1,168,967
  Marketable securities                                          10,639
  Accounts receivable                                            58,970
  Notes receivable                                              218,000
  Notes receivable - shareholder                                165,939
  Prepaid expenses                                               56,218
                                                             --------------

Total Current Assets                                          1,678,733
                                                              ---------

PROPERTY AND EQUIPMENT - NET                                  1,239,125
                                                              ---------
OTHER ASSETS
  Construction costs                                          1,201,266
  Land held for development                                     729,579
  Due from affiliated companies                                  89,467
  Goodwill - net                                                 54,279
  Investment in Partnership                                      76,447
  Land deposits                                                  85,000
                                                             -------------
                                                              2,236,038
TOTAL ASSETS                                                 $5,153,896

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1998



                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of notes and mortgages payable                     $   35,400
  Notes payable                                                         228,120
  Other notes payable                                                     5,525
  Accounts payable and accrued expenses                                  83,160
  Customer and security deposits                                        330,090
                                                                      ---------

Total Current Liabilities                                               682,295

OTHER LIABILITIES
  Mortgages payable - net of current maturities                         780,944
  Construction loans payable - net of current maturities                622,002
    Total other liabilities                                           1,402,946

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value, 5,000,000 shares authorized
    no shares issued and outstanding                                      -

  Common stock - $.001 par value, 25,000,000 shares
      authorized, 2,612,500 shares issued and outstanding                 2,613

  Additional paid-in capital - common stock                           4,253,603

  Retained earnings (Deficit)                                        (1,187,561)

Total Stockholders' Equity                                            3,068,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,153,896
                                                                    ===========

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations




                                                                               Six Months            Six Months
                                                                                  Ended                Ended
                                                                                March 31             March 31,
                                                                                     1998                 1997
                                                                                  ------                 -----
REVENUES
  Construction sales                                                            $  957,936      $         1,476
  Sale of land held for development                                              3,105,705                    -
  Rental income                                                                     90,712               69,934
                                                                              ------------        -------------

    Total Revenues                                                               4,154,353               71,410

COST OF SALES AND DIRECT OPERATING EXPENSES                                      3,191,710               20,306
                                                                              ------------       --------------

  Gross profit                                                                     962,643               51,104

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       611,073              530,272

CHARGE FOR EXECUTIVE COMPENSATION CAPITALIZED                                                -                  -
                                                                           -------------------  -----------------

(LOSS) INCOME FROM OPERATIONS                                                      351,570             (479,168)
                                                                             -------------         -------------

OTHER INCOME (EXPENSE)
  Gain on sale of marketable securities                                             37,227               53,780
  Interest and dividend income                                                      35,814               52,780
  Interest expense                                                                 (84,853)             (43,279)
                                                                             --------------      ---------------

Total Other Income (Expense)                                                       (11,812)              63,281
                                                                            ---------------      --------------

Net Income (LOSS)                                                                  339,758             (415,887)

Charge in lieu of income taxes                                                             -                     -
                                                                           -----------------    ------------------

Pro Forma net income (loss)                                                  $     339,758         $   (415,887)
                                                                             =============         =============

  Income and (Loss) per share                                              $      0.13          $      (0.17)
                                                                           ============         ================


  Weighted average number of shares                                              2,575,596            2,510,683
                                                                              ============          ===========



                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity




                                               Common Stock
                                                                     Additional                           Total
                                     Number of        Amount          Paid-In         Accumulated     Stockholders'
                                        Shares       (At Par)           Capital        (Deficit)           Equity


Balance - September 30, 1996          2,612,500    $      2,613    $ 4,253,604       $  (565,300)    $  3,690,917

Net (Loss) for period                                                                   (415,888)        (415,888)

Balance - March 31, 1997              2,612,500     $     2,613     $4,253,604      $   (981,188)      $3,275,029
                                    ===========     ===========     ==========      =============      ==========



                                               Common Stock
                                                                     Additional                           Total
                                     Number of        Amount          Paid-In         Accumulated     Stockholders'
                                        Shares       (At Par)           Capital        (Deficit)           Equity


Balance - September 30, 1997          2,612,500    $      2,613    $ 4,253,604      $  (1,527,319)   $  2,728,898

Net (Loss) for period                                                                    339,759          339,758

Balance - March 31, 1998              2,612,500     $     2,613     $4,253,604       $(1,187,561)      $3,068,656
                                    ===========     ===========     ==========       ============      ==========




                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                               Six Months            Six Months
                                                                                  Ended                Ended
                                                                                March 31,            March 31,
                                                                                     1998                 1997
                                                                                 -----                  -----
OPERATING ACTIVITIES:
  Net (loss) income                                                             $    339,758       $     (415,887)
                                                                                ------------       ---------------
  Adjustments to reconcile net (loss) income to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                                                   10,968               12,704
      Gain on sale of marketable securities                                                -              (53,780)

    Changes in assets and liabilities:
      Contracts receivable                                                           (25,507)             (63,716)
      Purchase of marketable securities                                                    -               (4,212)
      Sales of marketable securities                                                       -               66,918
      Prepaid expenses                                                                   752              (38,825)
      Accounts payable and accrued expenses                                         (301,187)              61,996
      Refundable deposits                                                             45,749              253,694
      Customer deposits                                                              273,624                     -
                                                                                ------------    ------------------

      Total Adjustments                                                                4,399              234,779
                                                                              --------------         ------------

      Net Cash Used by Operating Activities Forward                                  344,157             (181,108)
                                                                                ------------          ------------

INVESTING ACTIVITIES:
  Advances from/to affiliates and related parties                                    (21,867)             (31,364)
  Acquisition of land, property and equipment                                              -              (96,269)
  Investment in partnership                                                          (50,000)                   -
  Land deposits                                                                       25,000               (6,000)
  Land and construction costs                                                      1,771,694           (1,313,069)
                                                                                  ----------         -------------

      Net Cash from (used by) Investing Activities Forward                         1,724,827           (1,446,702)
                                                                                 -----------         -------------

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                               Six Months            Six Months
                                                                                  Ended                Ended
                                                                                March 31,            March 31,
                                                                                     1998                 1997
                                                                                 ------              -----

FINANCING ACTIVITIES:
  Repayment of notes payable - related party                                               -              (90,000)
  Repayments of mortgages payable                                                   (951,013)              (6,862)
  Repayments of other notes payable & loan payable                                  (143,000)             (32,360)

    Net Cash from Financing Activities                                            (1,094,013)            (129,222)
                                                                               --------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                        974,971           (1,757,032)

CASH AND CASH EQUIVALENTS - beginning of period                                      193,996            3,203,669
                                                                               -------------        -------------

CASH AND CASH EQUIVALENTS - end of period                                        $ 1,168,967          $ 1,446,637
                                                                                 ===========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the periods for:
      Interest                                                                 $      84,853       $       43,799
                                                                               =============       ==============
      Income taxes                                                            $        2,280       $       20,545
                                                                              ==============       ==============

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998




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

                  The March 31, 1998 and 1997 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

                                 March 31, 1998




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


NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Accounting Period

                  Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calendar year end. The accompanying financial statements include financial statements for the six-month period ended March 31, 1998 and March 31, 1997.

                  Cash and Cash Equivalents

                  The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,168,967 at March 31, 1998. Cash includes $77,500 set aside to satisfy a Suffolk County bonding requirement.

                  Concentration of Credit Risk

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts (as necessary), and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $10,639 at March 31, 1998. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998



NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Economic Dependency

                  There were five and zero construction contracts which were deemed major customers and accounted for total construction sales for the six months ended March 31, 1998 and the six months ended March 31, 1997. For the six-month ended March 31, 1998, these contracts represented 74%, 11%, 7%, 3% and 5% of total sales. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

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

                  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At March 31, 1998, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year.

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

                                 March 31, 1998




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

                      The Company classifies all land and construction costs that are expected to be completed within one year as a current asset. At March 31, 1998, such land and construction costs totaled $729,579 and $1,201,226. Customer deposits on such contracts totaled $330,090 at March 31, 1998.

                       Rental income is  recognized as it is earned  pursuant to
                      the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less.

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998



NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Income Taxes

                  Under FAS No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of March 31, 1998 are as follows:

                        Deferred Tax Liabilities:
                          Difference between book and tax basis of property,
                            plant and equipment                                                  $  (36,500)

                        Deferred Tax Assets:
                          Federal and State Net Operating Loss Carryforwards                        279,700
                          Less: Valuation Allowance                                                (243,200)

                        Net Deferred Tax Liability                                         $              -
                                                                                           ================

                  The provision for income taxes for both 1996 and 1997 arises from the amount computed by applying statutory rates for the reasons summarized below:

                        Provision Based on Statutory Rates                                               34%
                        Benefit of Graduated Rates                                                      (19)%
                        State Taxes Net of Federal Benefit                                                6%
                        Benefit of NOL Carryforward                                                     (21)%
                                                                                                        -----

                        Total                                                                              -%

                  The Company will have net operating loss carryforwards of approximately $1,332,000 available to reduce future taxes. These carryforward losses expire through the year 2012. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

                  Goodwill

                  The cost of the newly acquired subsidiary, Quick Storage, in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to 10 years under the straight-line method. Accumulated amortization at March 31, 1998 was $38,200. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage, Inc. Impairment is recognized if the recorded goodwill is less than the projected undiscounted cash flow from acquired assets or business.

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998




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


NOTE 3:        MARKETABLE SECURITIES

                  Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $10,639 as of March 31, 1998.


NOTE 4:        PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 1998:

                        Land                                                                    $   523,974
                        Building and building improvements                                          858,529
                        Furniture and office equipment                                               68,905
                                                                                             --------------

                        Total                                                                     1,451,408
                        Less: Accumulated depreciation                                              212,283

                        Property and Equipment - Net                                            $ 1,239,125
                                                                                                ===========

                  Depreciation expense for the six months ended March 31, 1998 and for the six months ended March 31, 1997 totaled $17,210 and $11,844, respectively.


NOTE 5:        LOANS RECEIVABLE

                  Stockholder

                  The Company loaned Mr. Schilowitz, its primary stockholder, $200,000 in July 1997. The loan is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the Company as collateral security. The balance of this loan as of March 31, 1998 is $165,939.

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998



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

                  The  Company  loaned  $28,000  to a  Rabbi  Marc  Schnieer  an unaffiliated third party. The loan is evidenced by a promissory note dated September 30, 1997. The note bears no interest and principle is due January 15, 1999. The balance of this loan at March 31, 1998 is $18,000.

                  The Company loaned $25,000 to an unaffiliated third party. The loan is evidenced by a Promissory Note dated August, 1997. The Note bears interest at 12% per annum and is due August, 1998.


NOTE 6:        NOTES AND MORTGAGES PAYABLE

                  At March 31, 1998, the notes and mortgages payable consist of the following:

                       Two  mortgages  payable,  dated August 19,  1996,  in the
                       original  amount of  $250,000  each,  payable  in monthly
                       installments  of $1,971 each,  bearing  interest at 8.25%
                       and  maturing on  September 1, 2021.  The  mortgages  are
                       secured by rental properties.                                 $  487,406

Mortgage payable dated March 26, 1997, in the original amount of $215,400,  with monthly interest at prime plus 1.5% payable in monthly installments until April,
1999 when unpaid  principal and interest is due. The mortgage is secured by land
and building having a cost of approximately $415,000.                                   203,717






                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


NOTE 6:        NOTES AND MORTGAGES PAYABLE (continued)

                       Mortgage  payable dated January 17, 1991 and amended June
                       14, 1994 in the  original  amount of $180,000  payable in
                       monthly installments of $1,975 including interest through
                       February 1, 2006.  Interest  is payable at an  adjustable
                       interest  rate  (10.125% at September  30, 1997) which is
                       determined annually.  The mortgage is secured by land and
                       building having a cost of approximately $200,000
                                                                                                           125,221

                       Three  construction  loans, in the original  amount  totaling  $1,065,000, payable  monthly  with  interest  only at 9.75%  until  June 1999 when the principal  and unpaid  interest is due.  The loan is secured by a building lot at the  development  know  Emerald  Woods Lot 4,  crossing  Lot 13 and
                       Beach Lane                                                                          622,002

                       Notes  payable with no interest is due upon sale of Crossings  Lot 13 Spec
                       home.                                                                               115,000

                       Loan  payable  with  interest  at 12%  per  annum  and  is due on  demand.
                       Repayment of this loan is guaranteed by the principal  stockholder  of the
                       Company.                                                                            100,000

                       Legal settlement  obligation from 1991 to a contractor is payable in equal semi-annual  installments  on  June 1 and  December  1 of each  year  with
                       annual payments of $8,120.                                                           13,120

                       Other notes and mortgages                                                             5,525
                                                                                                      ------------
                       Total Notes and Mortgages Payable                                                 1,671,991
                       Less: Current Portion                                                                35,400
                                                                                                      ------------

                       Total Long Term Notes and Mortgages Payable                                      $1,636,591
                                                                                                        ==========


                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998



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


                                                         No. of                          FMV at           No. of
                         Date of                        Warrants        Exercise         Date of         Warrants
                           Grant           Type          Issued           Price           Grant         Exercised

                    February 1996      Series A          1,500,000        $  6.00          $  5.75             -
                    February 1996      Series B            500,000        $  9.00          $  5.75             -
                                                      ------------

                    Total                                2,000,000


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


NOTE 9:      COMMITMENTS AND CONTINGENCIES

                  Land Contract

                  In July 1997, the Company deposited $75,000 in escrow relating to the proposed acquisition of certain real estate properties in Greenport, NY. In October 10, 1997 the Company entered into a contract to purchase a parcel of unimproved land in Westhamption Beach, N.Y. for $227,000 and made a $10,000 deposit pursuant to such contract as of March 31, 1998.

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

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


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

        Earnings Before Taxes                 Shares to be Issued

               $   750,000                           250,000
                $1,500,000                           250,000

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

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


                  A summary of the status of the Company's stock option plan as of December 31, 1997, and the changes during the year ending December 31, 1997 is presented below:


                                                                                              Weighted-Averaged
                    Fixed Options                                          Shares                Exercise Price
                    -------------                                          ------             --------------
                    October 1, 1996                                              0                            -
                    Granted                                                360,000          $              1.40
                    Exercised                                                    0                            -
                    Forfeited                                                    0                            -
                                                                       -----------        ---------------------

                    March 31, 1998                                         360,000          $              1.40
                                                                           =======          ===================


                    Exercisable at March 31, 1998                          360,000
                    Weighted-average fair value of
                        options granted during the year                  $    1.71

                  The following table summarizes information about fixed stock options outstanding at March 31, 1998.

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


                  If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting No. 123, compensation cost included in the net loss for the year ended March 31, 1998 would have increased by approximately $614,000, resulting in a net loss of $(1,576,000), net of tax, and loss per share of $(.60).

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

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998



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

                  The Company loaned $89,467 to entities related to Matthew Schilowitz. Such loans are due on demand and have no stated interest rate.

                  The Company paid legal fees of approximately $5,894 in the three months ended March 31, 1998 to a firm in which a director of the company is a partner.

                          The Harmat Organization, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE

                         SIX MONTHS ENDED MARCH 31, 1997



Total revenues for the six months ended March 31, 1998 were $4,154,353 compared to revenues of $71,410 for the six months ended March 31, 1997, an increase of approximately $4,082,943 due to sale of Jagger Woods Development, Polo Ground Lot 5, and three home sales.

Construction Sales

Deliveries of three homes, Jagger Woods Development and Polo Ground Lot #5 resulted in revenues of $4,063,641 for the six months ended March 31, 1998. For the six months ended March 31, 1997 there were no sales rendered. The reasons for the increase in revenues is the Company sold Jagger Woods Development, which consisted of 57 Lots, for $2,998,205 and three single family homes for $957,936.

The Company  shifted  its focus and moved into the hotel and motel  construction
market  and  to  provide  hospitality   services  in  addition  to  successfully
completing current projects under development.

Rental Income

Rental based properties resulted in rental income of $90,712 for the six months ended March 31, 1998. For the six months ended in March 31, 1997 the Company generated rental income of $69,934. Rental income is increased by $20,278. Quick Storage of Quogue a Self Storage Facility, generated rental income for the six months ended March 31, 1998, $55,342. The reason for the increase is the rental properties were fully rented at higher rates of rents than six months ended March 31, 1997.

Gross Profit Margin

The Company's gross profit margin on homes and development delivered was approximately twenty-four (24%) percent during the six months ended March 31, 1998, compared to no percent in the six months ended March 31, 1997, because there were no sales reported. The increase in gross profit margin resulted from the sale of three single family homes, a developed Lot and Jagger Woods Development.

Cost of sale for the six months ended March 31, 1998 was $3,191,710 as compared to $20,306 for the six months ended March 31, 1997. The increase in cost of sale resulted primarily from the sale of Jagger Woods Development.

Selling and general administration expenses were $611,073 for the six months ended March 31, 1998 as compared to $530,272 for the six months ended March 31, 1997. The increase is due to primarily increasing costs of administration staff marketing and professional fees.


Gross Interest Costs

Gross interest costs were $84,853 for the six months ended March 31, 1998 compared to $43,279 for the six months ended March 31, 1997. During December 1997 the company had funds available from the sale of Jagger Woods Development which enabled it to satisfy various of its existing debts and obligations.

Subsequent Events

The Company has entered into a contract to sell five lots from its development known as "Polo Ground" for $505,000. In addition, the Company has entered into a separate contract to sell a lot from North Side Woods located in Westhampton, New York for $70,000.

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

During the six months ended March 31, 1998, the Company had positive cash flows from operating activities of $344,157 versus a negative cash flow of $181,108 for the six months ended March 31, 1997. Investing activities used cash of $1,724,827 for the six months ended March 31, 1998 and $1,446,702 for the six months ended March 31, 1997.

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



Date: May 13, 1998