Form 10-Q
period 1998-06-30
HARMAT ORGANIZATION INC
filed 1998-08-13
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1998.

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



            Class                    Outstanding at June 30, 1998

Common Stock, $.001 par value               2,612,500 shares

                          The Harmat Organization, Inc.



                               Index to Form 10-Q





                                                                                                                   Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet -
         June 30, 1998                                                                                               3-4

         Consolidated Statements of Operations -
         Nine months ended June 30, 1998
           and June 30, 1997                                                                                           5

         Consolidated Statements of Cash Flows -                                                                     6-8
         Nine months ended June 30, 1998
           and June 30, 1997

         Notes to Consolidated Financial Statements                                                                 9-15

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                   18
         Item 6.  Exhibits and Reports on Form 8-K                                                                    18

Signatures                                                                                                            19






THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1998



ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   613,971
  Marketable securities                                10,639
  Accounts receivable                                 240,962
  Notes receivable                                    218,000
  Notes receivable - shareholder                      165,939
  Prepaid expenses                                     64,098

Total Current Assets                                1,313,609

PROPERTY AND EQUIPMENT - NET
                                                    1,213,603


OTHER ASSETS
  Construction costs                               1,091,998
  Land held for development                          744,579
  Due from affiliated companies                      234,467
  Goodwill - net                                      54,279
  Investment in Partnership                           76,447
  Land deposits                                       85,000
                                                   2,286,770

TOTAL ASSETS                                      $4,831,983

                                                                                                             Page 2
                                  THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of notes and mortgages payable          $      17,700
  Notes payable                                                 128,120
  Other notes payable                                             5,525
  Accounts payable and accrued expenses                         (33,853)
  Customer and security deposits                                446,095

Total Current Liabilities                                       563,586

OTHER LIABILITIES
  Mortgages payable - net of current maturities                 792,242
  Construction loans payable - net of current maturities        552,556
    Total other liabilities                                   1,344,798

STOCKHOLDERS' EQUITY

  Preferred stock - $.001 par value, 5,000,000 shares authorized no shares issued and outstanding
                                                                    -

  Common stock - $.001 par value, 25,000,000 shares
      authorized, 2,612,500 shares issued and outstanding        2,613

  Additional paid-in capital - common stock                  4,253,603

  Retained earnings (Deficit)                               (1,332,618)

Total Stockholders' Equity                                   2,923,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,831,983


                                  THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Operations

                                                   June 30, 1998



                                                                              Nine Months
                                                                                 Ended
                                                                               June 30,
                                                                                 1998
                                                                                                    Nine Months
                                                                                                       Ended
                                                                                                     June 30,
                                                                                                       1997
REVENUES
  Construction sales                                                         $  1,427,760          $  1,254,405
  Sale of land held for development                                             3,105,705                 -
  Rental income                                                                   185,691                60,616

    Total Revenues                                                              4,719,156             1,315,021

COST OF SALES AND DIRECT OPERATING EXPENSES                                     3,618,475             1,173,907

  Gross profit                                                                  1,100,681               141,114


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      862,798               418,323

CHARGE FOR EXECUTIVE COMPENSATION CAPITALIZED                                        -                      -

(LOSS) INCOME FROM OPERATIONS                                                     237,883               (277,209)

OTHER INCOME (EXPENSE)
  Gain on sale of marketable securities                                            37,227                  8,495
  Unrealized gain on marketable securities                                             -                 (11,066)
  Interest and dividend income                                                     40,180                 12,628
  Interest expense                                                               (120,588)               (15,323)

Total Other Income (Expense)                                                      (43,182)                (5,266)

Net Income (LOSS)                                                                  194,701              (282,475)
Charge in lieu of income taxes                                                         -                     -

Pro Forma net income (loss)                                                   $    194,701            $ (282,475)

  Income and (Loss) per share                                                 $       0.08            $    (0.11)

Weighted average number of shares                                                2,564,593             2,585,402



                    THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Stockholders; Equity

                                 Common Stock
                                                          Additional                      Total
                                 Number of    Amount      Paid In       Accumulated      Stockholders'
                                  Shares     (At Par)     Capital         (Deficit)       Equity


Balance - September 30, 1996    2,612,500     $ 2,613    $ 4,253,604   $(565,300)       $  3,690,917

Net (Loss) for period                                                   (415,888)           (415,888)

Balance - June 30, 1997         2,612,500     $ 2,613    $4,253,604   $ (981,188)         $3,275,029




                                 Common Stock
                                                          Additional                      Total
                                 Number of    Amount      Paid In       Accumulated      Stockholders'
                                  Shares     (At Par)     Capital         (Deficit)       Equity



Balance - September 30, 1997     2,612,500  $ 2,613     $ 4,253,604     $(1,527,319)     $ 2,728,898

Net (Loss) for period                                                       194,701          194,701

Balance - June 30, 1998          2,612,500  $ 2,613     $4,253,604      $(1,332,618)      $2,923,599


                  THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                June 30, 1998

                                                                                Nine Months
                                                                                   Ended
                                                                                 June 30,
                                                                                   1998
                                                                                                     Nine Months
                                                                                                        Ended
                                                                                                       June 30,
                                                                                                         1997
OPERATING ACTIVITIES:


  Net (loss) income                                                            $    194,701        $ (698,362)
  Adjustments to reconcile net (loss) income to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                                                  18,490            19,483
      Gain on sale of marketable securities                                              -            (62,274)
      Change in unrealized gain(loss) on investments                                     -             11,066

    Changes in assets and liabilities:
      Contracts receivable                                                          (207,496)         (33,689)
      Purchase of marketable securities                                                  -                -
      Sales of marketable securities                                                     -             62,647
      Prepaid expenses                                                                (7,128)         (37,931)
      Accounts payable and accrued expenses                                         (418,199)         197,384
      Refundable deposits                                                             45,749           29,914
      Customer deposits                                                              389,629             -

      Total Adjustments                                                             (178,955)         186,600

      Net Cash Used by Operating Activities Forward                                   15,746         (511,762)


INVESTING ACTIVITIES:

  Advances from/to affiliates and related parties                                   (166,867)         (81,109)
  Acquisition of land, property and equipment                                           -             (99,850)
  Investment in partnership                                                          (50,000)             -
  Land deposits                                                                       25,000              -
  Land and construction costs                                                      1,865,962       (1,262,223)

      Net Cash from (used by) Investing Activities Forward                         1,674,095       (1,443,182)





                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows


                                                                                Six Months
                                                                                   Ended
                                                                                 June 30,
                                                                                   1998
                                                                                                      Six Months
                                                                                                        Ended
                                                                                                       June 30,
                                                                                                         1997

FINANCING ACTIVITIES:
  Repayment of notes payable - related party                                         -                (90,000)
  Repayments of mortgages payable                                                (1,126,863)          (71,977)
  Repayments of other notes payable & loan payable                                 (143,000)          (44,426)

    Net Cash from Financing Activities                                           (1,269,863)         (206,403)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                       419,975        (2,161,347)

CASH AND CASH EQUIVALENTS - beginning of period                                     193,996         3,203,669

CASH AND CASH EQUIVALENTS - end of period                                      $    613,971       $ 1,042,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the periods for:
      Interest                                                                 $    120,588       $    68,422
      Income taxes                                                             $      2,280       $    48,620

                         THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements




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

               The June 30, 1998 and 1997 financial statements reflect the financial position and results of operations of The Harmat Organization, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.


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


                 Northside Woods, Inc. ("Northside")
                                                                       Rental of
                                                                       residential
                                                                       property
                                                                       in    the
                                                                       eastern
                                                                       portion
                                                                       of   Long
                                                                       Island,
                                                                       New York.


                 Harmat Capital Corp. ("Harmat
                 Capital")
                                                                       Rental    of    residential
                                                                       property   in  the  eastern
                                                                       portion  of  Long   Island,
                                                                       New York


                 Harmat Management, Inc.
                                                                       Limited   Partner  in  real
                                                                       estate  partnership  in the
                                                                       eastern   portion  of  Long
                                                                       Island, New York


                 Quick Storage, Inc.
                                                                       Short-term     rental    of
                                                                       storage  facilities  in the
                                                                       eastern   portion  of  Long
                                                                       Island, New York


                 Harmat Hospitality, Inc.
                                                                       Construction   hotels   and
                                                                       motels,     and     provide
                                                                       hospitality services.


                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

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


NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Accounting Period

               Effective September 30, 1996, the Company changed to a fiscal year ending on September 30th. Prior to 1996, the Company utilized a calendar year end. The accompanying financial statements include financial statements for the nine-month period ended June 30, 1998 and June 30, 1997.

               Cash and Cash Equivalents

               The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $613,971 at June 30, 1998. Cash includes $77,500 set aside to satisfy a Suffolk County bonding requirement.

                  Concentration of Credit Risk

               Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts (as necessary), and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. Deposits are usually required on house construction contracts. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $10,639 at June 30, 1998. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements

NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Economic Dependency

               There were six and three construction contracts which were deemed major customers and accounted for total construction sales for the nine months ended June 30, 1998 and the nine months ended June 30 1997. Most of the Company's business is of a nonrecurring nature. The Company must continually market its homes in order to attract new purchasers. Unless the Company is successful in attracting new purchasers for its homes, a lack of new purchasers will have a severe negative impact to the Company in the near term.

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

               Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At June 30, 1998, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year.

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

             The Company classifies all land and construction costs that are expected to be completed within one year as a current asset. At June 30, 1998, such land and construction costs totaled $744,579 and $1,091,998. Customer deposits on such contracts totaled $446,095 at June 30, 1998.

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

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements

NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Income Taxes

               Under FAS No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of June 30, 1998 are as follows:


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

               Goodwill

               The cost of the newly acquired subsidiary, Quick Storage, in excess of the fair value of the net assets of such subsidiary has been charged to goodwill. The Company has decided to amortize its goodwill over a period of up to 10 years under the straight-line method. Accumulated amortization at June 30, 1998 was $44,232. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from the acquired assets of Quick Storage, Inc. Impairment is recognized if the recorded goodwill is less than the projected undiscounted cash flow from acquired assets or business.

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements

NOTE 2:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Stock Options and Similar Equity Instruments Issued to Employees

               The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied.


NOTE 3:        MARKETABLE SECURITIES

               Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $10,639 as of June 30, 1998.


NOTE 4:        PROPERTY AND EQUIPMENT

               Property and equipment consist of the following at March 31, 1998:

                    Land                                         $    523,974
                    Building and building improvements                858,529
                    Furniture and office equipment                     70,229

                    Total                                           1,452,773
                    Less: Accumulated depreciation                    221,130

                    Property and Equipment - Net                  $ 1,231,603

Depreciation expense for the nine months ended June 30, 1998 and for the nine months ended June 30, 1997 totaled $18,490 and $19,483, respectively.

NOTE 5:        LOANS RECEIVABLE

                  Stockholder

               The Company loaned Mr. Schilowitz, its primary stockholder, $200,000 in July 1997. The loan is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the Company as collateral security. The balance of this loan as of June 30, 1998 is $165,939.

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

               The Company loaned $28,000 to a Rabbi Marc Schnieer an unaffiliated third party. The loan is evidenced by a promissory note dated September 30, 1997. The note bears no interest and principle is due January 15, 1999. The balance of this loan at June 30, 1998 is $8,000.

               The Company loaned $25,000 to an unaffiliated third party. The loan is evidenced by a Promissory Note dated August, 1997. The Note bears interest at 12% per annum and is due August, 1998.


NOTE 6:        NOTES AND MORTGAGES PAYABLE

               At June 30, 1998, the notes and mortgages payable consist of the following:

Two mortgages payable, dated August 19, 1996, in the original
amount of $250,000 each,  payable in monthly  installments of       $486,846
$1,971 each, bearing interest at 8.25% and maturing on September 1, 2021. The mortgages are secured by rental roperties.


Mortgage payable dated March 26, 1997, in the original amount
of $215,400, with monthly interest at prime plus 1.5% payable        200,531
in  monthly   installments  until  April,  1999  when  unpaid
principal and interest is due. The mortgage is secured by land and building having a cost of approximately $415,000.

NOTE 6:        NOTES AND MORTGAGES PAYABLE (continued)

Mortgage payable dated January 17, 1991 and amended June 14,
1994 in the original amount of $180,000 payable in monthly
installments of $1,975 including interest through February 1,         122,565
2006. Interest is payable at an adjustable interest rate
(10.125% at September 30, 1997) which is determined annually.
The mortgage is secured by land and building having a cost of approximately $200,000


Three construction loans, in the original amount totaling
$1,065,000, payable monthly with interest only at 9.75% until        552,556
June 1999 when the principal and unpaid interest is due. The loan is secured by a building lot at the development know
Emerald Woods Lot 4, crossing Lot 13 and Beach Lane

Notes  payable with no interest is due upon sale of Crossings        115,000
Lot 13 Spec home.


Loan payable with interest at 12% per annum and is due on             100,000
demand. Repayment of this loan is guaranteed by the principal stockholder of the Company.

Legal settlement obligation from 1991 to a contractor is
payable in equal semi-annual installments on June 1 and               13,120
December 1 of each year with annual payments of $8,120.

Other notes and mortgages                                              5,525
Total Notes and Mortgages Payable                                  1,596,143
Less: Current Portion                                                 17,700

Total Long Term Notes and Mortgages Payable                       $1,578,443

                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements




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


NOTE 9:      COMMITMENTS AND CONTINGENCIES

                  Land Contract

               In July 1997, the Company deposited $75,000 in escrow relating to the proposed acquisition of certain real estate properties in Greenport, NY. In October 10, 1997 the Company entered into a contract to purchase a parcel of unimproved land in Westhamption Beach, N.Y. for $227,000 and made a $10,000 deposit.

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

June 30, 1998



NOTE 9:      COMMITMENTS AND CONTINGENCIES (continued)


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



NOTE 9:      COMMITMENTS AND CONTINGENCIES (continued)

               A summary of the status of the Company's stock option plan as of December 31, 1997, and the changes during the year ending December 31, 1997 is presented below:

             Fixed Options               Shares              Weighted-Averaged
                                                               Exercise Price

           October 1, 1996                0                       -
           Granted                      360,000                 $  1.40
           Exercised                      0                        -
           Forfeited                      0                        -

           June 30, 1998                360,000                 $ 1.40

   Exercisable at June 30, 1998         360,000
   Weighted-average fair value of
  options granted during the year      $  1.71


                  The following table summarizes information about fixed stock options outstanding at March 31, 1998.



                            Outstanding Options                               Exercisable Options

    Outstanding                Number     Weighted average   Weighted-            Number
   Exercise Price           Outstanding       Remaining        Average         Exercisable     Weighed-average
                            9/30/97       Contractual Life   Exercise Price     At 9/30/97     Exercise Price

  $1.25 to $2.215           360,000           4.5 years       $ 1.40             360,000         $ 1.40


                  If the  Company  had used  the  fair  value  based  method  of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting No. 123, compensation cost included in the net loss for the year ended June 30, 1998 would have increased by approximately $614,000, resulting in a net loss of $(1,576,000), net of tax, and loss per share of $(.60).

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

               The Company loaned $234,467 to entities related to Matthew Schilowitz. Such loans are due on demand and have no stated interest rate.

               The Company paid legal fees of approximately $5,894 in the nine months ended June 30, 1998 to a firm in which a director of the company is a partner.

NOTE 11:       SUBSEQUENT EVENTS

               In  July  and  August  1998,   the  Company  sold  the  following
properties:


                        Harmat Homes
                                                           Selling Price
                      Costo   Home  (x 13)                 $    475,000

                       Harmat Holding
                      Pologrounds
                      lots  #  1,3,7,8
                      & 12                                       505,000

                      Quick Storage, Inc.
                       Quick Storage
                          Facility                               710,000

                        North Side Woods
                          Lot #10                                 70,000

                                                             $ 1,760,000

                          The Harmat Organization, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE

                        NINE MONTHS ENDED MARCH 31, 1998



The total revenues for the nine months ended June 30, 1998 were $4,719,156 compared to revenues of $1,315,021 for the nine months ended June 30, 1997. An increase of approximately $3,404,135 due to sale of Jagger Woods Development, Polo Ground lot #5, and four home sales.

Construction Sales

Deliveries of four homes, Jagger Woods Development and Polo Ground Lot #5 resulted in revenues of $4,533,465 for the nine months ended June 30, 1998. For the nine months ended June 30, 1997 there were sales of $1,315,021. The reason for the increase in revenues is the Company sold Jagger Woods Development, which consisted of 57 Lots, for $2,998,205 andand Polo Ground lot #5 for $105,000 and four homes for $1,430,260.

The Company  shifted  its focus and moved into the hotel and motel  construction
market  and  to  provide  hospitality   services  in  addition  to  successfully
completing current projects under development.

Rental Income

Rental based properties resulted in rental income of $185,691 for the nine months ended June 30, 1998. For the nine months ended June 30, 1997 the Company generated rental income of $60,618. Rental income is increased by $125,075. Quick Storage of Quogue a Self Storage Facility, generated rental income of $83,845 for the nine months ended June 30, 1998. The reason for the increase is the rental properties were fully rented at higher rates of rents than nine months ended June 30, 1997.

Gross Profit Margin

The Company's gross profit margin on homes and development delivered was approximately twenty-one (21%) percent during nine months and June 30, 1998 compared to seven (7%) percent during nine months ended June 30, 1997. The increase is gross profit margin resulted from the sale of four homes, a devloped lot, 6 Jagger Woods Development.

Cost of sale for the nine months ended June 30, 1998 was $3,618,475 as compared to $1,173,907 for nine months ended June 30, 1997. The increase in cost of sale resulted primarily from the sale of Jagger Woods Development.

Selling and general administrative expenses were $862,798 for nine months ended June 30, 1998 as compared to $418,323 for nine months ended June 30, 1997. The increase is due to primarily increasing costs of administrative staff, marketing, and professional fees.

Gross Interest Costs

Gross interest costs were $120,588 for the nine months ended June 30, 1998 compared to $15,323 for the nine months ended June 30, 1997. During December 1997 the company had funds available from the sale of Jagger Woods Development which enabled it to satisfy various of its existing debts and obligations. The Company used construction financing to build homes and paid financing and interest costs.

Subsequent Events

The Company sold the following:

                                   Selling Price

1.       Harmat Homes                  $475,000
         Custom Home x13

2.       Harmat Holding                $505,000
         Polo Grounds
         Lots 1,3,7,8 & 12

3.       Quick Storage of Quogue       $710,000
         Quick Storage, a self
        storage facility

4.       Northside Woods               $ 70,000
         Lot #10
                        Total      $1,760,000

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

During the nine months ended June 30, 1998, the Company had positive cash flows from operating activities of $15,746 versus a negative cash flow of $511,762 for the nine months ended June 30, 1997.

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



Date: August 14, 1998