Form 10KSB
period 1998-12-30
HARMAT ORGANIZATION INC
filed 1999-01-14
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                    FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended September 30, 1998 or

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

         The Registrant has 2,612,500 shares of Common Stock outstanding as of December 16, 1998.

         The Issuer's revenues for its most recent fiscal year ended September 30, 1998 is $5,777,823.

         The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant on December 16, 1998 was $976,687.50.

                                                      PART I

Item 1.           Business

         General Development of Business

         The Harmat Organization, Inc. (hereinafter with its Subsidiaries collectively "Harmat," or the "Company," or the "Registrant"), a Delaware corporation, was a construction, architectural and landscape design and real estate development firm based in Long Island, New York. Harmat has built custom homes on either the client's land or on properties owned or controlled by entities affiliated with Harmat and owns commercial and residential rental properties. The Company has focused its efforts in the Suffolk County area of eastern Long Island, New York, where it has built approximately 200 single-family homes as well as such commercial/public projects as the 6,000 square feet center of Jewish Life in Westhampton Beach, the Hamptons Synagogue. The Company has liquidated most of its buildable lots, and is in the process of marketing some of the few remaining rental properties. The cash from the sales will be invested in technology oriented opportunities such as Socket-Communications and Axxess, Inc.

         The Company currently owns one lot of a 12-lot subdivision, Polo Grounds,(eleven lots of which have been sold), and the Company also owns an agricultural reserve with a large barn which is being rented. The Company has issued a contract to sell the remaining building lot in Polo Ground and is in a contract to sell the 15 acre farm. The Company had a contract to purchase approximately seven acres of zoned resort-residential property in Greenport, New York to construct 69-units each with two bedrooms, waterfront resort with pool and tennis courts. The Company is seeking an extension of the contract. The Company owns a 4,000 square foot office building which a contract has been issued for sale.

         The Company has determined that it is in the best interest of shareholders if the Company changes its direction away from the real estate business since the real estate market in the area in whcih the Company concentrated on changed to a market where management felt no significant profit opportunities were meaningful to the Company's future.

         The Company commenced its transition from a real estate development company into a more diversified technologically oriented company. The Company made an internet-related investment in Axxess, Inc., a publicly traded company (BB.AXXS). The Company currently has a $175,000 loan to Axxess, Inc. and 175,000 warrants to purchase its common shares at $0.25 per share. As of December

15, 1998 the Company notified Axxess, Inc. that it was exercising the warrants for an aggregate subscription price of $43,750.

         Axxess, Inc. produces and manages a family of branded financial content Internet Web sites collectively under the trademark "Financial Web." Financial Web distributes financial editorial content, stock quotes, charts, securities data and news to investors via the internet free of charge with the objective of earning its principal revenues from the sale of advertising. Beginning with the acquisitions of The SmallCap Investor in 1997, Financial Web has grown from one web site and less than 200,000 monthly impressions to twelve separately branded web sites with over 3.5 million monthly impressions, including Quote Central Rapid Research, Stock Detective, Wall Street Guru, The SmallCap Investor, Stock Tools, The Bear Tracker, NewsVest, Mr. EDGAR, Strike Price, YourFunds.com and InvesToons. Plans for up to 8 additional branded sites in the Financial Web family are in various stages of development.

         The Company on November 16, 1998 completed a private placement investment of $750,000 in newly-issued equity securities of Socket Communications, Inc., a publicly traded company (BB.SCKT). The Socket securities include 750,000 shares of Series D Convertible Preferred Stock, convertible into common shares at $0.5735 per share, with dividends accruing at eight percent per annum. In addition, the Company was issued three year warrants to purchase an additional $250,000 of Socket common stock at an exercise price of $0.5735 per share. Spencer Trask Securities, Inc. was the investment banker for the transaction.

         Socket Communications, Inc. develops and sells connection solutions for Windows CE-based handheld computers and other mobile computers, including a family of low power Battery FriendlyTM and PC Card plug-in adapters for Windows CE operating system from Microsoft. Socket's products utilize the company's low power chip technology, making them ideal for battery-operated mobile computers. Socket has developed a family of handheld bar code scanner systems that can be attached to mobile Windows CE - based computers. These products integrate with Laser Scanners from Symbol Technologies.

         On February 3, 1998 the Company entered into a corporate financial consulting agreement with Spencer Trask Securities, Inc. pursuant to which the Company paid to Spencer Trask an initial retainer of $10,000 and a five year warrant to purchase 200,000 shares of the Company's common stock at an exercise price at $.35 per share. In addition, the Company pays to Spencer Trask a monthly retainer of $3,500 as well as a cash transaction fee on transactions brought to the Company by Spencer Trask equal to the sum of: (a) five percent (5%) of the first two million dollars of the aggregate consideration of a Transaction (the "Aggregate Consideration"), (b) four percent (4%) of the second two million dollars or portion thereof, (c) three percent (3%) of the third two million dollars or portion thereof, and (d) two and one and one-half percent (2 1/2%) of the balance of the aggregate consideration; provided, however, that if the Transaction involves a party not introduced by Spencer Trask, the applicable cash fee will be 90% of the aggregate amount as calculated using the foregoing percentages.

Competition

         The business in which the Company engages and the investments that it makes in companies engaged in the internet and computer related businesses is subject to intense competition for investment opportunities as well as with respect to the product lines offered by the companies in which investments are made. In addition, the technologies relates to the product line of the companies in which the Company invests are subject to rapid technological changes which could affect the product lines and therefore the Company's investment. The Company is not a significant factor in these areas and competes for the investment with many other companies, many of whom have greater resources than the Company.

Employees

         As of December 31, 1998, the Company has two full-time employees. Mr. Schilowitz and an administrative assistant.


Item 2.           Properties

         At December 31, 1998, the Company's wholly-owned subsidiaries hold title to certain real property. Such properties include (i) The Polo Grounds, one six bedroom home in Westhampton Beach, New York and the other an 8 bedroom house in Southampton, New York both rented on an annual basis; (iii) agricultural reserve with large barn from which the Company receives rental income; (iv) the 4,000 square foot premises in Quogue, NY, housing the Company's executive offices and corporate sales office (the front of the building has been rented to an unaffiliated company and the property is under contract for sale);
(v) Pond Side Development in Westhampton, NY which consists of 30 acres of undeveloped land; (vi) single family home on Beach Lane, Westhampton Beach, New York. All properties are for sale.

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


Item 4.           Submission of Matters to a Vote of Security Holders

         During the last quarter of the Company's fiscal period ended September 30, 1998, no matter was submitted to a vote of the security holders of the Company.


                                                      PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         (a) The Company completed its initial public offering on September 9, 1996. The Company's Common Stock is traded in the over-the-counter market and is generally quoted either by the market makers for the Company's Common Stock or in brokers' bid and asked quotations on the Bulletin Board. The following table sets forth the high and low closing bid quotations for the Company's Common Stock.

                                            High Bid                   Low Bid
         1997

1st Quarter                                 2 1/2                        1 7/8
2nd Quarter                                    3                         1 1/4
3rd Quarter                                 1 1/4                        13/32
4th Quarter                                     3/8                       9/32

1998

1st Quarter                                   3/8                       1/8
2nd Quarter                                   1/4                       1/8
3rd Quarter                                   13/32                     1/4
4th Quarter                                   3/8                       1/8

         The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

         (b) As of December 31, 1998, there were 12 record holders of the Company's Common Stock.

         (c) The Company has not paid any cash dividends to its shareholders and has no present intention of paying any cash dividends in the foreseeable future.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operations



Review of 1998 Results

Total revenues for the year ended September 30, 1998 were $ 5,777,823 compared to $1,591,791 for the year ended September 30, 1997, an increase of $ 4,186,032.


Sale of Properties. During the year ended September 30, 1998 the Company sold land held for development and several undeveloped lots for an aggregate of $ 3,678,323 and constructed and sold 5 homes for an aggregate of $ 1,906,803. During the year ended September 30, 1997 the company only sold 3 homes generating revenues of $ 1,390,883. The increase in revenue from sale of improved and unimproved land during 1998 directly relates to the Company's shift in focus from the real estate business. The Company is in the process of liquidating its real estate interests to raise capital to invest in technology oriented opportunities.

Rental Income. Rental properties resulted in revenues of $192,697 and $200,908 for the years ended September 30, 1998 and 1997, respectively. The decrease from 1997 of $ 8,211 was due primarily to the sale of the Company's storage facility in July 1998. The Company anticipates a decrease in its rental income in the future as it is actively marketing its rental properties for sale.

Gross Profit Margin. The Company's gross profit margin on developed and undeveloped real estate was approximately 13 % in 1998 as compared to 3 % in 1997. The increase in the gross profit margin is specifically attributable to the undeveloped land the Company sold in 1998.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased to $1,094,515 for the year ended September 30,1998 from $1,114,494 for the year ended September 30, 1997. The decrease in expense of approximately $20,000 is a result of the Company reducing its office space and terminating an employee during 1998, offset by the increase in Mr. Schilowitz's salary of $50,000. The Company anticipates its selling, general and administrative expenses to be even further reduced in the next fiscal year, as its new focus is less overhead intensive.

Loss from Operations. The Company's loss from operations decreased from $962,019 for the year ended September 30, 1997 to $139,550 for the year ended September 30, 1998. The decrease in loss of approximately $820,000 is attributable to the increase in gross profit margin and decrease in selling, general and administrative expenses.

Other Income (Expense). Other Income (expense) for the year ended September 30, 1998 was $161,088; an increase over the year ended September 30, 1997 of approximately $174,000. The increase is due to the sale of the Company's self storage facility in July, 1998 resulting in a net gain of $114,840, increase in gain of marketable securities of $23,500 and a decrease in interest expense due to the satisfaction of various loans with the proceeds from the sales.

Review of 1997 Results

         The year ended September 30, 1997 and the nine months ended September 30, 1996.

         Total revenues for the year ended September 30, 1997 were $1,591,791 compared to revenues of $2,727,870 for the nine months ended September 30, 1996, a decrease of approximately $1,136,079 or 42%.

         Construction Sales. Deliveries of 3 homes resulted in housing revenues of $1,390,883 for the year ended September 30, 1997. For the nine months ended September 30, 1996, the Company delivered 6 homes which generated $2,496,926 of housing revenues. The reason for the decrease in construction sales is competitive pricing, lower profit margin and reduction of inventory available for development.

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

         Selling, General and Administrative Expenses. The Company's Selling, General and Administrative expenses increased to $1,114,494 [70% of Revenues] for the year ended September 30, 1997, compared to $702,290 [26% of revenues] for the nine months ended September 30, 1996. The increase has occurred due to a full year's expenses being reflected as opposed to nine months for 1996. In addition, the Company has incurred certain recurring costs associated with its being a public entity such as directors fees, professional fees, payroll costs and insurance costs.

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

         Gross Interest Costs. Gross interest costs were $104,915 for the year ended September 30, 1997 compared to $175,972 for the nine months ended September 30, 1996. and the Company had funds available from the initial public offering which enabled it to satisfy various of it's existing debts and obligations.

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

                  Not Applicable

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Registrant

         The Executive Officers and Directors of the Company and a brief summary of their business experience and certain other information with respect to them are set forth below:

Name                           Age              Title

Matthew C. Schilowitz          35                President, CEO & Chairman

Scott Prizer                   36                Secretary & Director

Seymour G. Siegel              57                Treasurer & Director

David W. Sass                  63                Director

David S. Eiten                 34                Director

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

                  David W. Sass Mr. Sass has been a director of the Company since July 1995. For the past 38 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, counsel to Harmat. Mr. Sass is a director of Genisys Reservation Systems, Inc., a company engaged in the internet travel business; an officer of Westbury Metals Group, Inc. a company engaged in the refining of precious metals; a director of Pallet Management Systems, Inc. a company engaged in the manufacture and repair of wooden pallets and other packaging services and a member and Vice Chairman of the Board of Trustees of Ithaca College.

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





                                                            Summary Compensation Table
                                                   Annual Compensation                         Long Term Compensation
Name and principal         Year                                                                                          All other
position                                                                                     Awards                      Payouts
                                       Salary         Bonus($)       Other          Restric     Securities     LTIP      compensa-
                                       ($)                           annual         ted         Underlying     Payouts    tion
                                                                     compen-        Stock       Options/SARs   ($)
                                                                     sation         awards      (#)
Matthew  C.                1998        $155,000
Schilowitz(1)

                           1997        $105,000                                                 500,000 shares
                                                                                                of Common
                                                                                                Stock
                                                                                        300,000 shares
                                                                                                of Common
                                                                                                Stock

                           1996        $52,000




(1) The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan") was adopted by the Board of Directors and approved by the Company's stockholders on March 1, 1996, amended August 3, 1996, March 24, 1997 and June 19, 1998. Pursuant to the Schilowitz Incentive Plan, Mr. Schilowitz has been granted an option (the "Option") to purchase up to an aggregate of 500,000 shares of Common Stock with an exercise price of $.35 per share, as amended. See the discussion of the Company's employment agreement with Mr. Schilowitz as described in Item 12.

         On March 24, 1997, as part of the Company's 1996 Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares of the Company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares. On June 19, 1998, the Company reduced the exercise price of such options to $.35. The Option has a duration of five-years. See "Certain Relationships and Related Transactions."

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

Matthew C. Schilowitz(1)                     300,000                        $.35                    March 23, 2002
Scott Prizer(2)                               10,000                        $.35                    March 23, 2002
Seymour Siegel(2)                             10,000                        $.35                    March 23, 2002
David W. Sass(2)                              10,000                        $.35                    March 23, 2002
David S. Eiten(2)                             10,000                        $.35                    March 23, 2002

(1) On March 24, 1997, as part of the Company's 1996 Qualified Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares of the Company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares. On June 19, 1998, the Board voted to reduce the exercise price of such options for Mr. Schilowitz to $.35. The Option has a duration of five-years. See "Certain Relationships and Related Transactions."

(2) On January 23, 1997, the Board of Directors voted to grant options to four directors and two key employees under the terms of the Company's 1996 Qualified Stock Option Plan. Each individual was granted a five year option to purchase 10,000 shares.

         (c)      Other Compensation

                  None

         (d)      Compensation of Directors

         The directors of the Company receive $2,500 per meeting, but not to exceed $10,000 per year as compensation for serving in such capacity.

         On January 23, 1997, the Board of Directors voted to grant options to four directors under the terms of the Company's 1996 Qualified Stock Option Plan. Each individual was granted a five year option to purchase 10,000 shares. The exercise price of the options is $.35.

         (e)      Termination of Employment and Change of Control
                  Arrangement.

         None.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         (a)      Security Ownership of Certain Beneficial Owners

         The following table provides information as of December 31, 1998 concerning officers and directors as a group as well as each person who beneficially owned more than five (5%) percent of the Company's outstanding common shares.


Title of Class                Name and Address of beneficial                   Amount and            Percent of
                              owner                                            Nature of             class
                                                                               Beneficial
                                                                               owner
Common Stock                  Matthew C. Schilowitz                            500,000               19.1%
                              c/o Harmat Homes Inc.
                              P.O. Box 539
                              Quogue, NY 11959
                              Scott Prizer*                                    0                     0
                              145 West 67th St.
                              New York, NY 10023
                              Seymour G. Siegel*                               0                     0
                              Siegel Rich Resources, Inc.
                              1180 Avenue of the Americas
                              New York, NY 10036
                              David W. Sass*                                   0                     0
                              McLaughlin & Stern, LLP
                              260 Madison Avenue
                              New York, NY 10016
                              David S. Eiten*                                  0                     0
                              7 Thorngrove Lane
                              Dix Hills, New York 11746
                              All officers and directors as a                  500,000               19.1%
                              group (5) persons
------------------
*        No shares owned.


                                                        16

Item 12.          Certain Relationships and Related Transactions

         On April 1, 1996, the Company entered into a five year employment agreement which was amended August 3, 1996, January 23, 1997 and June 19, 1998 with Matthew C. Schilowitz, a stockholder, director and officer of the Company (the "Schilowitz Agreement"). Under the Agreement, Mr. Schilowitz's compensation is $105,000 for the first year, $155,000 for the second year, $205,000 for the third year, $255,000 for the fourth year and $305,000 for the fifth year. In addition, Mr. Schilowitz will receive a bonus of 5% of the pre-tax earnings of the Company in each fiscal year.

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

         The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan") was adopted by the Board of Directors and approved by the Company's stockholders on March 1, 1996, amended August 3, 1996, March 24, 1997 and June 19, 1998. Pursuant to such plan, Mr. Schilowitz has been granted an option (the "Option") to purchase up to an aggregate of 500,000 shares of Common Stock. The Option provides for the grant of: (i) the right to purchase 250,000 shares of Common Stock such right to vest and become exercisable upon the Company realizing annual earnings before taxes equaling or exceeding $750,000; and (ii) the right to purchase 250,000 shares of Common Stock such right to vest and become exercisable upon the Company realizing annual earnings before taxes equaling or exceeding $1,500,000. Shares subject to options granted under the Schilowitz Incentive plan are subject to adjustment in the event of the Company's declaration of stock dividends, stock splits, reclassification and the occurrence of other similar events. The Company has reserved 500,000 shares of

Common Stock for issuance under the Schilowitz Incentive Plan. Pursuant to the terms of the Schilowitz Incentive Plan, the Board of Directors or a committee established by the Board of Directors administers such plan.

         On January 23, 1997, the Board of Directors voted to grant options to four directors under the terms of the Company's 1996 Qualified Stock Option Plan. Each individual was granted a five year option to purchase 10,000 shares at a price of $2.125. On June 19, 1998 the exercise price was reduced to $.35.

         On March 24, 1997, as part of the Company's 1996 Qualified Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares of the Company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares. On June 19, 1998, the Board voted to reduce the exercise price of such options for Mr. Schilowitz to $.35. The Option has a duration of five-years.

         In July, 1997, the Company entered into an agreement to sell its interest in the Jagger Woods Development and certain other properties to an unaffiliated third party for approximately $3,130,000. The sale was consummated in December, 1997.

         The law firm of McLaughlin & Stern, LLP., of which Mr. Sass is a principal, received aggregate legal fees of $19,000 and $35,000 during 1998 and 1997 respectively for services rendered to the Company.

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

Bridle Path Development Corp.                                 50% shareholder
Services
                           Bridle Path had a 14-lot subdivision. There is one available lot.


Woodland Development Association, a  partnership               1/3 interest

                           Woodland owns three building
                           lots located in East Quogue, New York The Company may provide construction to Woodland in the future.

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

         The Company borrowed from affiliated persons an aggregate of $240,000 as follows: $20,000 from Sidney Prizer, the grandfather of Matthew Schilowitz, the President of the Company, which loan bore interest at 6% per annum, matured on December 31, 1996 and was repaid from the proceeds of the Company's Offering in September, 1996; $70,000 from Carol Bernstein, the mother of Matthew Schilowitz, which loan bears interest at 10% per annum and matured on December 31, 1996 and was repaid from the proceeds of the Offering; $150,000 payable to three former owners of Quick Storage of Quogue, Inc. in connection with the purchase by the Company of such persons 50% interest in such company. The monies due to Carol Bernstein, Sidney Prizer and the three former owners of the Quick Storage of Quogue, Inc., including interest, have been repaid in full.

         In July 1997, Matthew C. Schilowitz, the president, director and principal shareholder of the Company borrowed $200,000 from the Company, which loan was collateralized by 500,000 shares of the Company's common stock owned by Mr. Schilowitz. The unpaid balance of the loan at September 30, 1998 was $218,250 . The loan bears interest at the annual prime rate of Chase Manhattan Bank. This loan is due on demand.

         During 1997 and 1998 the Company made loans to related parties in the amount of $67,600 and $186,696, respectively. Such loans had no stated interest rate and are due on demand.

         In April 1997 the Company purchased a building lot from Emerald Woods Development Corp. ("Emerald Woods")(of which Matthew Schilowitz is a 50% owner) for $195,000 and constructed and sold a house on such lot. The Company purchased two additional building lots from Emerald Woods in December 1997 for $190,000 and simultaneously sold them to an unaffiliated third party.

          In October 1997 the Company purchased a 2.5% Class A Limited Partnership interest in Woodland Development Associates for a purchase price of $50,000.

          During 1998 the Company purchased a building lot from Crossings Associates, L.P. (of which Matthew Schilowitz is a 33% owner) and constructed and sold a house on such lot.

         All of the Company's mortgages on the properties that it owns are personally guaranteed by Matthew Schilowitz, the President of the Company. The Company has agreed to indemnify Mr. Schilowitz against any liability with respect to such guarantees.

         In connection with the Company's investment in Socket Communications, Inc., Socket Communications, Inc. entered into a consulting agreement with Global Holdings, a limited partnership, the beneficiaries of which are trusts for the benefit of Mr. Schilowitz's children. The general partner of the partnership is a corporation controlled by Mr. Schilowitz's mother and another party. The partnership received a fee of $50,000 as well as a warrant to purchase 60,000 shares of Socket Communications, Inc. common stock on the same terms and conditions as the warrant given to the Company in connection with its investment.

                                                      PART IV

Item 13.          Exhibits, Lists and Reports on Form 8-K

         (a)(1)            Financial Statements                   Page Number

                           Report of Independent Certified
                           Public Accountants                         F-1

                           Consolidated Balance Sheet as of
                           September 30, 1998                         F-2

                           Consolidated Statements of Operations
                           for the years ended September 30, 1998
                           and 1997                                    F-3

                           Consolidated Statements of Stockholders
                           Equity for the years ended September 30,
                           1998 and 1997                                F-4

                           Consolidated Statements of Cash Flows for the
                           years ended September 30, 1998 and 1997      F-5 & 6

                           Notes to Financial Statements                F-7-17


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

                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES

                                                   Financial Statements

                                                    September 30, 1998

                                               Independent Auditors' Report



To the Board of Directors and Stockholders of The Harmat Organization, Inc. and Subsidiaries
Quogue, New York


We have audited the accompanying consolidated balance sheet of The Harmat Organization, Inc. and Subsidiaries as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Harmat Organization, Inc. and Subsidiaries as of September 30, 1998, and the consolidated results of its operations and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.



                                              Marks Shron & Company, LLP



January 11, 1999
Great Neck, New York


                                                                                                                       F- 2
                           The Harmat Organization, Inc. and subsidiaries

                                                Consolidated Balance Sheet

                                                    September 30, 1998

                                                          ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                                   $  1,389,564
         Marketable securities                                                                              7,431
         Accounts receivable                                                                               61,912
         Loan receivable - stockholder                                                                    218,250
         Loans receivable - other                                                                         208,000
         Other receivables - related parties                                                              254,296
         Land and construction costs                                                                    1,029,821
         Prepaid expenses                                                                                  28,549

Total Current Assets                                                                                    3,197,823

Property and Equipment - net                                                                              734,742

OTHER ASSETS
         Investment in Partnership                                                                         76,449
         Land deposits                                                                                     85,000
                                                                                                          161,449

Total Assets                                                                                           $4,094,014
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of notes and mortgages payable                                               $   332,761
         Accounts payable and accrued expenses                                                            164,823
         Accrued interest                                                                                  13,203
         Customer and security deposits                                                                   405,871

Total Current Liabilities                                                                                 916,658

OTHER LIABILITIES
         Notes and mortgages payable - net of current maturities                                          588,009

COMMITMENTS AND CONTINGENCIES                                                                                       -

Total Liabilities                                                                                       1,504,667

STOCKHOLDERS' EQUITY
         Preferred stock - $.001 par value, 5,000,000 shares authorized,
                  no shares issued and outstanding                                                              -

         Common stock - $.001 par value, 25,000,000 shares authorized,
                  2,612,500 shares issued and outstanding                                                   2,612

         Additional paid-in capital - common stock                                                      4,253,604

         Accumulated (Deficit)                                                                         (1,666,869)

Total Stockholders' Equity                                                                              2,589,347

Total Liabilities and Stockholders' Equity                                                             $4,094,014

See Independent Auditors' Report and Notes to Consolidated Financial Statements.







                                      The Harmat Organization, Inc. and subsidiaries

                                           Consolidated Statements of Operations

                                                       September 30,







                                                                                   1998                  1997
REVENUES
         Sale of developed and undeveloped real estate                          $ 5,585,126           $ 1,390,883
         Rental income                                                              192,697               200,908

                  Total Revenues                                                  5,777,823             1,591,791

COST OF SALES AND DIRECT OPERATING EXPENSES                                       4,983,946             1,425,683

         Gross profit                                                               793,877               166,108

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,094,515             1,114,494

(LOSS) FROM OPERATIONS                                                             (300,638)             (948,386)

OTHER INCOME (EXPENSE)
         Net gain on sale of storage facility                                       114,840                     -
         Gain on sale of marketable securities                                       37,227                13,638
         Unrealized (loss) on marketable securities                                  (3,206)               (3,268)
         Interest and dividend income                                                90,918                80,912
         Interest expense                                                           (78,691)             (104,915)

Total Other Income (Expense)                                                        161,088               (13,633)

(LOSS) BEFORE INCOME TAXES                                                      $  (139,550)         $   (962,019)

INCOME TAXES                                                                           -                     -


NET (LOSS)                                                                      $   (139,550)         $   (962,019)

         (Loss) per share                                                       $    (.053)           $     (.37)


         Weighted average number of shares                                        2,612,500             2,612,500












See Independent Auditors' Report and Notes to Consolidated Financial Statements.







                                      The Harmat Organization, Inc. and subsidiaries

                                      Consolidated Statements of Stockholders' Equity





                                            Common Stock
                                                                      Additional                           Total
                                      Number of         Amount          Paid-In        Accumulated     Stockholders'
                                                       (At Par)
                                       Shares                          Capital         (Deficit)          Equity


Balance - September 30, 1996           2,612,500           2,612      $4,253,604     $   (565,300)     $ 3,690,916

Net (Loss)                                                                               (962,019)        (962,019)
                                               -               -               -

Balance - September 30, 1997           2,612,500           2,612       4,253,604       (1,527,319)       2,728,897

Net (Loss)                                                                                (139,550)       (139,550)
                                               -               -               -

Balance - September 30, 1998           2,612,500     $     2,612      $4,253,604      $(1,666,869)      $2,589,347



































See Independent Auditors' Report and Notes to Consolidated Financial Statements.







                                      The Harmat Organization, Inc. and subsidiaries

                                           Consolidated Statements of Cash Flows

                                             For The Years Ended September 30,







                                                                                   1998                  1997
OPERATING ACTIVITIES:
         Net (loss) income                                                     $     (139,550)       $     (962,019)
         Adjustments to reconcile net (loss) income to net cash
                  (used for) provided by operating activities:
                           Depreciation and amortization                               32,736                37,317
                           Gain on sale of marketable securities                      (37,227)              (13,638)
                           Change in unrealized  loss on investments                    3,206                 3,268
                           Gain on sale of storage facility                          (114,840)                    -

                  Changes in assets and liabilities:
                           Accounts receivable                                        (28,446)              (73,472)
                           Other deposits                                              45,749               (45,749)
                           Land and construction costs                              2,683,383            (2,919,354)
                           Prepaid expenses                                            28,421               (13,472)
                           Accounts payable and accrued expenses                     (206,322)              159,558
                           Customer deposits                                          349,405                44,543

                           Total Adjustments                                        2,756,065            (2,820,999)

                           Net Cash Provided (Used) by Operating                    2,616,515            (3,783,018)
Activities

INVESTING ACTIVITIES:
         Acquisition of land, property and equipment                                  (32,031)             (123,228)
         Deposits on land                                                              25,000              (110,000)
         Investment in partnership                                                    (50,000)                    -
         Proceeds from sale of storage facility                                       673,100                     -
         Purchase of marketable securities                                             (5,000)                    -
         Sale of marketable securities                                                 42,227                22,240
         Loans receivable - other                                                    (133,000)              (75,000)

                           Net Cash Provided (Used) by Investing                      520,296              (285,988)
Activities













See Independent Auditors' Report and Notes to Consolidated Financial Statements.






                                      The Harmat Organization, Inc. and subsidiaries

                                           Consolidated Statements of Cash Flows

                                             For The Years Ended September 30,







                                                                                   1998                  1997

NET CASH - OPERATING ACTIVITES - brought forward                                 $  2,616,515          $ (3,783,018)

NET CASH  - INVESTING ACTIVITIES - brought forward                              $     520,296         $    (285,988)

FINANCING ACTIVITIES:
         Loan receivable - stockholder                                                (52,311)             (165,939)
         Other receivables - related party                                           (186,696)              (90,000)
         Proceeds of notes and mortgages payable                                      304,344             1,463,510
         Repayments of notes and mortgages payable                                 (2,006,580)             (148,238)

                  Net Cash Provided (Used) by Financing Activities                 (1,941,243)            1,059,333

NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                                1,195,568            (3,009,673)

CASH AND CASH EQUIVALENTS - beginning of period                                       193,996             3,203,669

CASH AND CASH EQUIVALENTS - end of period                                        $  1,389,564          $    193,996


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:
                  Cash paid during the periods for:
                           Interest                                              $    316,043          $    222,734
                           Income taxes                                         $      20,253         $      34,379



















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

The  September  30, 1998 and 1997  financial  statements  reflect the  financial position  and results of  operations  of The Harmat  Organization,  Inc. and its subsidiaries  on a  consolidated  basis,  which  reflects the Company's  current
organizational   structure.   The  Company's   policy  is  to  consolidate   all
majority-owned  subsidiaries.  All intercompany  amounts have been eliminated in consolidation.
                   Entity                                                  Nature of Business

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

                   Harmat Holding Corp. ("Harmat Holding")                 Subdivision  and development of undeveloped
                                                                           land  in  the   eastern   portion  of  Long
                                                                           Island, New York

                   Northside Woods, Inc. ("Northside")                     Rental  of  residential   property  in  the
                                                                           eastern portion of Long Island, New York.

                   Harmat Capital Corp. ("Harmat Capital")                 Rental  of  residential   property  in  the
                                                                           eastern portion of Long Island, New York

                   Harmat Management, Inc.                                 Limited partner in real estate  partnership
                                                                           in the eastern portion of Long Island,  New
                                                                           York

                   Quick Storage, Inc.                                     Short-term rental of storage  facilities in
                                                                           the  eastern  portion of Long  Island,  New
                                                                           York.  Asset sold in July 1998.

                   Harmat Hospitality Inc.                                 Purchase and operate resort properties




NOTE 1:             PRINCIPLES OF CONSOLIDATION AND BUSINESS (continued)

                  The principal  stockholder of the Company is a general partner
                  in  the   partnership   in  which  the   Company  has  limited
                  partnership interests.


NOTE 2:                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Cash and Cash Equivalents

                  The Company considers all highly liquid instruments  purchased
                  with  a  maturity   of  three   months  or  less  to  be  cash
                  equivalents. Cash equivalents totaled approximately $1,315,207 at September  30,  1998.  Cash  includes  $58,816 set aside to satisfy a Suffolk County bonding requirement.

                  Concentration of Credit Risk

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.
                  The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately
                  $1,315,207 at September 30, 1998. The Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

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

                  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 1998, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note 3).

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

                  Building and Building Improvements            10 to 40 years
                  Furniture and Equipment                         5 to 7 years






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

                  Revenue Recognition

o                     The  Company  recognizes  revenue  from  the  acquisition, development and sale of land, and construction and sale of houses  on  such  land.  Pursuant  to the  terms  of  such contracts and Statement of Financial  Accounting Standards
                      ("SFAS") No. 66,  "Accounting  for Sales of Real  Estate",
                      the Company uses the deposit  method of  accounting.  This method provides that all construction costs be recorded as
                      incurred  and  monies   received  from  the  purchases  be
                      recorded as deposits until the purchase contracts close at which time all revenue costs and profits are recognized.

                      The Company classifies all land and construction costs that are expected to be completed within one year as a current asset. At September 30, 1998, such land and construction costs totaled $1,029,821. Customer deposits on such contracts totaled $404,271 at September 30, 1998.

o Rental income is recognized as it is earned pursuant to the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less.






                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 2:                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Income Taxes

                  Under FAS No.  109,  "Accounting  for  Income  Tax",  deferred income  taxes  reflect  the net tax  effects of (a)  temporary
                  differences   between  the  carrying  amounts  of  assets  and
                  liabilities for financial  reporting  purposes and the amounts
                  used  for  income  tax  purposes,   and  (b)  operating   loss
                  carryforwards. The tax effects of significant items comprising the Company's  deferred  taxes as of September 30, 1998 are as follows:


                      Deferred Tax Assets:
                               Federal and State Net Operating Loss Carryforwards               $   589,000
                               Less: Valuation Allowance                                           (589,000)
                                                                                                 -----------

                      Net Deferred Tax Liability                                           $              -
                                                                                           ================

                  The Company will have net operating loss carryforwards of approximately $1,472,000 available to reduce future taxes.
                  These  carryforward  losses  expire  through  the  year  2013.
                  Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

                  Stock Options and Similar Equity Instruments Issued to Employees

                  The   Company   currently   accounts   for   its   stock-based
                  compensation   plans  using  the   accounting   prescribed  by
                  Accounting  Principles  Board Opinion No. 25,  Accounting  for
                  Stock Issued to  Employees  (see Note 8). Since the Company is
                  not  required  to  adopt  the  fair  value  based  recognition provisions  prescribed under Statement of Financial Accounting
                  Standards No. 123, Accounting for Stock-Based Compensation, it
                  has elected  only to comply with the  disclosure  requirements set forth in the  Statement,  which  includes  disclosing  pro forma  net  income  as if  the  fair  value  based  method  of accounting had been applied (See Note 8).


NOTE 3:                                     MARKETABLE SECURITIES

                  Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $25,118. The change in the unrealized loss account for the years ended September 30, 1998 and 1997 was $(3,206) and $(3,268), respectively.






                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 4:                                     PROPERTY AND EQUIPMENT

                  Property and  equipment  consist of the following at September
30, 1998:

                      Land                                                                      $   176,736
                      Building and building improvements                                            694,787
                      Furniture and office equipment                                                 70,230
                                                                                              -------------

                      Total                                                                         941,753
                      Less: Accumulated depreciation                                               (207,011)

                      Property and Equipment - Net                                               $  734,742
                                                                                                 ==========

                  Depreciation  expense  for the year ended  September  30,  1998 and 1997  totaled  $32,736  and  $37,317, respectively.


NOTE 5:                                     LOANS RECEIVABLE

                  Stockholder

                  The loan to Mr. Schilowitz, its primary stockholder, evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase Manhattan Bank, NA. Mr. Schilowitz pledged
                  500,000  shares of Common Stock of the Company as  collateral.
                  The balance of this loan as of September 30, 1998 is $218,250.

                  Other

                  The Company loaned  $175,000 to Axxess,  Inc., an unaffiliated third party.  The loan is  evidenced by a $175,000  Promissory
                  Note dated  August 15,  1997.  The note bears  interest  at 2%
                  above prime rate and unpaid  interest and  principal  were due
                  August 15,  1998.  The note is  currently  in default  but the
                  Company expects it will be paid in full. Axxess,  Inc. pledged
                  600,000   shares  of  its  common  stock  as  collateral   and
                  authorized  warrants to purchase  its common stock for a price of $.25 per share (as amended)  expiring  August 14, 2000 (see
                  Note 11).

                  The Company loaned $25,000 to an unaffiliated third party. The loan is evidenced by a Promissory Note dated August, 1997. The
                  Note bears interest at 12% per annum. The note was repaid in October 1998.

                  The Company made a $28,000 non-interest bearing loan to an unaffiliated third party in October 1997. The balance due as of September 30, 1998 was $8,000 and is due on January 15, 1999.






                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 6:                                     NOTES AND MORTGAGES PAYABLE

                  At September 30, 1998, the notes and mortgages payable consist of the following:

                     Two  mortgages  payable,  dated August 19, 1996,  in the original  amount of
                     $250,000  each,  payable in monthly  installments  of $1,971  each,  bearing interest at 8.25% and  maturing on  September  1, 2021.  The  mortgages  are
                     secured by rental properties.                                                      $  486,547

                     Mortgage  payable  dated  January 17, 1991 and amended June
                     14, 1994 in the  original  amount of  $180,000,  payable in monthly  installments of $1,934 including  interest through
                     February  1, 2006.  Interest  is  payable at an  adjustable interest  rate  (10.125% at  September  30,  1998) which is determined  annually.  The  mortgage is secured by land and building having an original cost of approximately $200,000.
                                                                                                           120,715

                     Construction  loan dated February 1998, in the original  amount of $465,000, payable  monthly  with  interest  only at 9.75%  until  June  1999  when the principal  and  unpaid  interest  is due.  The loan is secured by a building
                     lot on Beach Lane, West Hampton.                                                      304,344

                     Legal  settlement  obligation  from 1991 to a contractor is payable in equal semi-annual  installments  on June 1 and December 1 of each year with annual
                     payments of $6,560.                                                                     6,560

                     Other notes and mortgages                                                               2,604
                                                                                                    --------------
                     Total Notes and Mortgages Payable                                                     920,770
                     Less: Current Portion                                                                (332,761)
                                                                                                       ------------

                     Total Long Term Notes and Mortgages Payable                                       $   588,009
                                                                                                       ===========

                  Annual maturities of notes and mortgages payable are as follows:

                     For the Period Ended
                                       September 30,

                                1999                                                                   $   332,761
                                2000                                                                        21,146
                                2001                                                                        23,221
                                2002                                                                        25,507
                                2003                                                                        28,017
                          Thereafter                                                                       490,118
                                                                                                       -----------
                     Total Notes and Mortgages Payable                                                  $  920,770
                                                                                                        ==========

             During the fiscal year ended September 30, 1998, interest of $138,354 was incurred, of which $15,308 has been capitalized.






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

                  For certain  financial  instruments,  including  cash and cash equivalents, trade receivables and payables, short term loans, customer  deposits and  short-term  debt, it is estimated that the carrying  amount  approximated  fair value  because of the near term  maturities of such  obligations.  The fair value of long-term  debt is based on current rates at which the Company could  borrow  funds with similar  remaining  maturities.  The carrying amount of long-term debt approximates fair value. The fair  value of other  receivables  -  related  parties  is not
                  practicable   to   determine   due  to  the   nature   of  the
                  transactions.


NOTE 8:                                     COMMITMENTS AND CONTINGENCIES

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

a)                    The Plan for Incentive  Compensation of Matthew Schilowitz
                      (the "Schilowitz Incentive Plan"), who is the principal stockholder, was adopted by the Board of Directors and approved by the Company's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $5.75 per share ($.35, as amended). In the event the Company's earnings before taxes first equals or exceeds an amount listed below for any fiscal year ending after the date of the Company's initial public offering, the shares shall be released to such stockholder as follows:

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






                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 8:                          COMMITMENTS AND CONTINGENCIES (continued)

                  b)  In February 1996, the Board of Directors  adopted the 1996
                      Joint Incentive and  Non-Qualified  Stock Option Plan (the
                      "Plan") providing for the granting of up to 400,000 shares of the  Company's  common  stock.  In  January  1997,  the
                      Company granted five year options under the Plan providing for 10,000  shares at a price of $2.125 per share ($.35 as amended) to four  directors  and two key  employees of the
                      Company.   During  1998,  10,000  of  these  options  were
                      forfeited  with the  termination  of  employment  of a key employee.  In March 1998,  the Company's  chief  executive officer and  principal  shareholder  was  granted  300,000 shares at an exercise price of $2.337 per share ($.35,  as amended).

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

                  A summary of the status of the Company's stock option plan as of September 30, 1998, and the changes during the year ending
                  September 30, 1998 is presented below:

                                                                                        Weighted-Averaged
                  Fixed Options                                            Shares        Exercise Price
                  -------------                                            ------        ------------------
                  October 1, 1997                                          360,000          $   .35
                  Granted                                                        0
                  Exercised                                                      0               -
                  Forfeited                                                (10,000)              -
                                                                          ---------        ---------------------

                  September 30, 1998                                       350,000          $    .35
                                                                           =======          ====================


                  Exercisable at September 30, 1998                        350,000
                  Weighted-average fair value of
                      options granted during the year                  $          -






                                                                                                                      F- 15
                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 8:                                     COMMITMENTS AND CONTINGENCIES (continued)

                  The following table summarizes information about fixed stock options outstanding at September 30, 1998.

                                                   Outstanding Options                          Exercisable Options
                                          Number      Weighted average     Weighted -       Number
                      Outstanding      Outstanding       Remaining          Average      Exercisable    Weighted-average
                    Exercise Price                    Contractual Life   Exercise Price   At 9/30/98     Exercise Price
                    --------------     ---------      ----------------   --------------   ----------     --------------
                                         9/30/98

                     $   .35              350,000                            $    .35        350,000         $   .35
                                                     3.5 years


                  Employment Agreement

                  On April 1, 1996, the Company entered into a five year employment agreement with the president and chief executive officer, who is also the Company's principal stockholder, effective September 1996, for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the officer will receive a bonus of 5% of pre tax annual earnings and is granted options to purchase up to an aggregate of 500,000 shares of the Company common stock for ten years, exercisable at $1.125 ($.35 as amended) per share with rights vesting upon attainment of certain earnings levels (see above). During 1998 Mr.
                  Schilowitz received $24,512 as additional compensation.

                  Consulting Agreement

                  In February 1998, the Company entered into a one year consulting agreement with Spencer Trask to advise the Company on financial matters in connection with the operation of the business including acquisitions, mergers and other similar business combinations. The Company paid Spencer Trask an initial $10,000 retainer fee and is required to pay an additional $3,500 per month. In addition, Spencer Trask is to receive a transaction fee for any transactions consummated by the Company during the term of the agreement or within two years after the end of the term. In connection with this agreement Spencer Trask was granted five year warrants to purchase 200,000 shares of the Company's common stock at $.35.






                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 9:                                     RELATED PARTY TRANSACTIONS

                  The Company  purchased  two  building  lots from related  companies for an aggregate cost of $310,000 and  constructed and sold houses on such lots.  The Company  purchased 2 additional  building lots from Emerald Woods in December, 1997 for $190,000 and simultaneously sold them to an unaffiliated third party for $200,000.

                  In 1998, the Company loaned an additional $187,000 to related entities. Loans to the related entities totaled approximately $254,000 as of September 30, 1998. Such loans are due on demand and have no stated interest rate.
                  Subsequent to September 30, 1998 approximately $100,000 was repaid.

                  Accrued  interest  of $42,000  was paid  during the year ended
                  September 30, 1998, to a related party.

                  The Company paid legal fees of  approximately  $19,000 and $35,000 in 1998 and 1997,  respectively,  to a firm in which a director of the Company is a partner.


NOTE 10:                            SEGMENT AND OTHER INFORMATION

                  The  Company's  operations  are  classified  into two industry  segments:  construction  and rental.  The following is a summary of segment information for 1998 and 1997:

                                                                Construction                               Consolidated
                                                                                        Rental
                   Revenue from Non-Affiliates:
                   1998                                           $ 5,585,126         $    192,697           $ 5,777,823
                                                                  ===========         ============           ===========
                   1997                                           $ 1,390,883         $    200,908           $ 1,591,791
                                                                  ===========         ============           ===========

                   (Loss) Income from Operations:
                   1998                                          $   (376,728)      $       76,090           $  (300,638)
                                                                 =============      ==============           ============
                   1997                                           $(1,055,687)       $     107,301           $  (948,386)
                                                                  ============       =============           ============

                   Identifiable Assets:
                   1998                                           $ 3,315,558         $    778,456           $ 4,094,014
                                                                  ===========         ============           ===========
                   1997                                           $ 4,439,120          $ 1,353,595           $ 5,792,715
                                                                  ===========          ===========           ===========

                   Depreciation and Amortization:
                   1998                                        $        6,216        $      26,520         $      32,736
                                                               ==============        =============         =============
                   1997                                        $        6,215        $      31,102         $      37,317
                                                               ==============        =============         =============

                   Capital Expenditures:
                   1998                                      $              -0-      $      17,500         $      17,500
                                                             ==================      =============         =============
                   1997                                      $              -0-       $    123,228          $    123,228
                                                             ==================       ============          ============






                                      The Harmat Organization, Inc. and subsidiaries

                                        Notes to Consolidated Financial Statements





NOTE 10:                            SEGMENT AND OTHER INFORMATION (continued)

                  Land and  construction  costs for properties sold in the first three  quarters  of the fiscal year ended  September  30, 1998
                  were   inadvertently   omitted  from  the  interim   financial
                  statements resulting in a fourth quarter charge of $450,000.


NOTE 11:                            SUBSEQUENT EVENTS

                  The Company on November 16, 1998 completed a private placement investment of $750,000 in  newly-issued  equity  securities of
                  Socket  Communications,  Inc., a publicly traded company.  The
                  Socket   securities   include   750,000  shares  of  Series  D
                  Convertible  Preferred Stock, with dividends accruing at eight percent per annum,  convertible  into common shares at $0.5735 per share.  In  addition,  the Company  was issued  three year warrants to purchase an  additional  $250,000 of Socket common stock at an exercise price of $0.5735 per share. Spencer Trask
                  Securities,   Inc.   was  the   investment   banker   for  the
                  transaction.  In connection with this transaction a related party received a warrant to purchase  60,000
                  shares  of  common  stock of Socket  Communications  Inc.  and entered into a consulting agreement for a fee of $50,000.

                    As of December 15, 1998 the Company  notified Axxess Inc.
                    that it was exercising its  warrants  to  purchase
                    175,000 shares of Axxess Inc. for an aggregate subscription price of $43,750 with a current market price of approximately $18 a share or an aggregate of $3,150,000.

                  The Company is in contract to sell 15 acres of land known as the Agricultural Reserve to an unaffiliated third party for $350,000. The Company will recognize income of approximately
                  $275,000 on this transaction.




                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 14, 1999



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

                                    BY:  /s/ Matthew C. Schilowitz
                                            Matthew C. Schilowitz
                                         President and Chairman of the Board of
                                            Directors (Chief Executive Officer)
                                    Date:  January 14, 1999



                                    BY: /s/ Seymour G. Siegel
                                            Seymour G. Siegel
                                      Treasurer and a Director (Chief financial
                                            and Accounting officer)
                                    Date:   January 14, 1999



                                    BY: /s/ Scott Prizer
                                            Scott Prizer
                                            Secretary and a Director
                                    Date:   January 14, 1999


                                    BY:  /s/ David W. Sass
                                            David W. Sass
                                            Director
                                    Date:   January 14, 1999


                                    BY:  /s/ David S. Eiten
                                            David S. Eiten
                                            Director
                                    Date:    January 14, 1999