Form 10-Q
period 1998-12-31
HARMAT ORGANIZATION INC
filed 1999-04-14
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                                  FORM 10-Q

                                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended December 31, 1998.

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

            Class                    Outstanding at December 31, 1998

Common Stock, $.001 par value          2,612,500 shares

                                               The Harmat Organization, Inc.

                                                    Index to Form 10-Q

                                                                        Page
                   Item                                                 Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet -
         December 31, 1998 and December 31, 1997                        3

         Consolidated Statements of Operations -
         Three months ended December 31, 1998
           and December 31, 1997                                        4

          Consolidated Statements of Stockholders Equity
          for September 30, 1997 and December 31, 1997                  5

         Consolidated Statements of Cash Flows -                        6-7
         Three months ended December 31, 1998
           and December 31, 1997

         Notes to Consolidated Financial Statements                    8-15

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                   18
         Item 6.  Exhibits and Reports on Form 8-K                    19

Signatures                                                            20



                          THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                     December 31, 1998

                                                           Assets
Current Assets
     Cash and Cash Equivalents                                    $ 295,717
     Marketable Securities                                        3,937,500
 .    Accounts Receivable                                             73,948
     Loan Receivable - Stockholder                                  220,333
     Loans Receivable - Other                                       139,250
     Other Receivables - Related Parties                            246,039
Land and Construction Costs                                       1,101,931
     Prepaid Expenses                                                21,390
                                                                   ---------
         Total Current Assets                                                    $ 6,036,108
Property and Equipment - Net                                                         731,161
----------------------------

Other Assets
     Investment in Partnership                                       76,449
     Land Deposits                                                   85,000
                                                                    ---------
         Total Other Assets                                                          161,449
                                                                                    ---------
                  Total Assets                                                    $6,928,718
                                                                                   =========
                               Liabilities and Stockholders' Equity
Current Liabilities
     Current Portion of Notes and Mortgages Payable               $ 328,532
     Accounts Payable and Accrued Expenses                          110,838
     Accrued Interest                                                 9,262
     Customer and Security Deposits                                 405,071
                                                                  ---------
         Total Current Liabilities                                                $ 853,703
Other Liabilities
     Notes and Mortgages Payable -
       Net of Current Maturities                                                    588,009

Commitments & Contingencies

Stockholders' Equity
     Preferred Stock - $.001 Par Value, 5,000,000 Shares
     Authorized, No Shares Issued and Outstanding
     Common Stock - $.001 par value, 25,000,000 Shares
     Authorized, 2,612,500 Shares Issued and Outstanding              2,612
     Additional Paid-in Capital - Common Stock                    4,253,604
     Retained Earnings                                            1,230,790
                                                                 ---------
         Total Stockholders' Equity                                               5,487,006
                                                                                  ---------
                  Total Liabilities and Stockholders' Equity                    $ 6,928,718
                                                                                  =========


                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             December 31,

                                                                   Three Months     Three Months
                                                                       Ended             Ended
                                                                    December 31,     December 31,
                                                                       1998               1997



Revenues
     Sale of Developed and Undeveloped Real Estate              $         -       $ 3,449,505
     Rental Income                                                   10,830            46,099
                                                                   ---------        ---------

Total Revenues                                                       10,830        3,495,604

Cost of Sales and Direct Operating Expenses                             779        2,764,723
                                                                    ---------         --------

Gross Profit                                                         10,051          730,881

Selling, General and Administrative Expenses                        219,914          317,798
                                                                    ---------        ---------
Income (Loss) From Operations                                      (209,863)          413,083
                                                                   ---------        ---------
Other Income (Expense)
     Miscellaneous Income                                               568                 -
     Loss on Sale of Marketable Securities                           (1,537)                -
     Unrealized Gain on Marketable Securities                     3,106,250                -
     Interest and Dividend Income                                    22,493            9,168
     Interest Expense                                               (20,252)         (35,383)
                                                                   ---------        ---------

Total Other Income (Expense)                                      3,107,522         (26,215)
                                                                  ---------        ---------

Income Before Income Taxes                                        2,897,659           386,868

Income Taxes                                                           -                -
                                                                 ---------        ---------

Net Income                                                      $ 2,897,659       $  386,868
                                                                 =========         =========

Earnings per Share                                              $      1.11       $     0.15
                                                                  =========        =========

Weighted Average Number of Shares                                 2,612,500         2,575,596
                                                                  =========        =========



                        THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               Common Stock


                                                                                     Additional                            Total
                                                             Number        Amount      Paid-In    Accumulated         Stockholders'
                                                             of Shares     (at par)    Capital     (Deficit)              Equity

         Balance - September 30, 1997                      2,612,500       $2,612    $4,253,604     $(1,527,319)        $2,728,897

         Net Income For Period                                  -             -             -           386,868           386,868

         Balance - December 31, 1997                       2,612,500       $2,612    $4,253,604     $(1,140,451)        $3,115,765
                                                          ==========     ==========   =========     ========              =========


                                                               Common Stock
                                                                                                    Accumulated
                                                                                   Additional       (Deficit)              Total
                                                   Number              Amount       Paid - In        Retained          Stockholders'
Stockholders'                                     of Shares            (at par)     Capital          Earnings              Equity

         Balance - September 30, 1998            2,612,500           $2,612        $4,253,604     $(1,666,869)        $2,589,347

         Net Income For Period                         -                 -                -         2,897,659          2,897,659

         Balance - December 31, 1998             2,612,500           $2,612        $4,253,604      $ 1,230,790        $5,487,006
                                                ==========        ==========        =========         =========        =========







                             THE HARMAT ORGANIZATION, INC. AND SUBSIDARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                 Three Months     Three Months
                                                                                    Ended            Ended
                                                                                  December 31,      December 31,
                                                                                    1998                   1997
                                                                                 -------------    -------------



Operating Activities:
     Net Income                                                                   $ 2,897,659        $ 386,868
                                                                                   ---------        ---------
     Adjustments to Reconcile Net Income to Net Cash
      Provided (Used) by Operating Activities:
     Depreciation and Amortization                                                      7,929            8,864
     Loss on Sale of Marketable Securities                                              1,537                -
     Change in Unrealized Gain on Investments                                     (3,106,250)                -

Changes in Assets and Liabilities:
     Marketable Securities                                                                                  (2)
     Accounts Receivable                                                             (12,036)           (6,310)
     Land and Construction Costs                                                     (72,110)        2,089,664
     Prepaid Expenses                                                                  7,159            22,480
     Accounts Payable and Accrued Expenses                                           (57,926)         (321,628)
     Refundable Deposits                                                                  -             45,749
     Customer Deposits                                                                  (800)          430,563
                                                                                  ----------        ---------

         Total Adjustments                                                        (3,232,497)        2,269,380
                                                                                   ---------        ---------

     Net Cash Provided (Used) by Operating Activities                               (334,838)        2,656,248
                                                                                   ---------       ----------

Investing Activities:
     Advances from/to Affiliates and Related Parties                                    8,257           10,971
     Loans Receivable - Other                                                          25,000        (393,000)
     Acquisition of Land, Property and Equipment                                      (4,348)                -
     Investment in Partnership                                                              -         (50,000)
     Land Deposits                                                                          -          25,000
     Stock Warrants                                                                    43,750                -
     Purchase of Marketable Securities                                               (831,250)               -
     Sale of  Marketable Securities                                                     5,894                -
                                                                                  ----------        ---------

Net Cash Used by Investing Activities                                                (752,697)         (407,029)
                                                                                    ----------        ---------






                                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 Three Months     Three Months
                                                                                  Ended               Ended
                                                                                  December 31,      December 31,
                                                                                  1998                   1997
                                                                              ------------------    -------------


Financing Activities:
     Repayments of Notes Payable - Related Party                                            -                -
     Repayments of Notes and Mortgages Payable                                        (4,229)      (1,499,940)
     Proceeds of Mortgage Payable                                                           -                -
     Repayments of Other Notes Payable & Loans Payable                                      -                 -
     Loan to Stockholder                                                              (2,083)                 -
                                                                                   ---------        ---------
Net Cash Used By Financing Activities                                                 (6,312)       (1,499,940)
                                                                                   ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                               (1,093,847)         749,279

Cash and Cash Equivalents - Beginning of Period                                     1,389,564          193,996
                                                                                   ---------       ----------

Cash and Cash Equivalents - End of Period                                           $ 295,717         $943,275
                                                                                   =========        =========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Periods for:
     Interest                                                                        $ 24,193         $ 35,383
                                                                                   =========        =========
     Income Taxes                                                                    $     -          $  5,070
                                                                                   =========        =========
























                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A   PRINCIPLES OF CONSOLIDATION AND BUSINESS

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

The  December  31, 1998 and 1997  financial  statements  reflect  the  financial position and results of operations of the The Harmat Organization,  Inc. and its subsidiaries  on a  consolidated  basis,  which  reflects the Company's  current organizational  structure. The Company's policy is to consolidate all majority -
owned   subsidiaries.   All  inter-company   amounts  have  been  eliminated  in
consolidation.

Parent Company and It's Nature of Business:

The Harmat Organization, Inc. - Delaware
Holding Company

Subsidiaries and Their Nature of Business:

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

Harmat Hospitality, Inc.
Purchase and operate resort properties.

Interest In Limited Partnership
The principal stockholder of the Company is a general partner in a partnership in which the Company has limited partnership interests.








                           THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of
three  months  or  less  to  be  cash  equivalents.   Cash  equivalents  totaled
approximately  $295,717 at December 31, 1998. Cash includes $58,816 set aside to satisfy a Suffolk County bonding requirement.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount of deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $295,717 at December 31, 1998. The
Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1998, all of the Company investments were classified as trading securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note C).

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





                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

The Company classifies all land and construction costs that are expected to be completed within one year as current asset. At December 31, 1998 such land and construction costs totaled $1,101,931. Customer deposits on such contracts totaled $404,271 at December 31, 1998.

Rental income is recognized as it is earned pursuant to the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less.


Income Taxes
Under ("SFAS") No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of December 31, 1998 are as follows:

Deferred Tax Assets:
  Federal and State Net Operating Loss Carryforwards             $  589,000
  Less:  Valuation Allowance                                       (589,000)
                                                                  ---------
                  Net Deferred Tax Liability                     $       0
                                                                  =========

The  Company  will  have  net  operating  loss  carryforwards  of  approximately
$1,472,000 avaliable to reduce future taxes. These carryforward losses expire through the year 2013. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in Company ownership, utilization of these losses may be limited.

Stock Options and Similar Equity Instruments Issued to Employees
The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (see Note H). Since the Company is not required to adopt the fair value based recognition provisions prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, it has elected only to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied (See Note H).




                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C   MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at fair value. The cost of such securities is $831,250. The change in the unrealized gain (loss) account for the years ended December 31, 1998 and 1997 was $3,106,250 and $(3,206) respectively.


NOTE D   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1998:


                  Land                                             $176,736
                  Building and Building Improvements698,887
                  Furniture and Office Equipment                     70,478
                                                                 ---------

                  Total                                             946,101
                  Less:  Accumulated Depreciation                 (214,940)
                                                                 ---------
                  Property and Equipment - Net                    $ 731,161
                                                                 =========

Depreciation  expense  for the year ended  December  31,  1998 and 1997  totaled
$7,929 and $8,864 respectively.

NOTE E   LOANS RECEIVABLE

Stockholder
The loan to Mr. Schilowitz, its primary stockholder, is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase
Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the
Company as collateral. The balance of this loan as of December 31, 1998 was $220,333.

Other
The Company loaned $175,000 to Axxess, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid interest and principal were due
August 15, 1998. The note is currently in default but the Company expects it will be paid in full. Axxess, Inc. pledged 600,000 shares of its common stock as collateral and authorized warrants to purchase its common stock for a price of $.25 per share (as amended) expiring August 14, 2000. As of December 15, 1998 the Company notified Axxess, Inc. that it was exercising its warrants to purchase 175,000 shares of Axxess, Inc. for an aggregate subscription price of $43,750; with a current market price of approximately $18 per a share or an aggregate of $3,150,000. On December 31, 1998, the market price was $11.125 per share. A total of $43,750 was applied against the loan in exchange for the exercise of stock warrants.

The Company made a $28,000 non-interest bearing loan to an unaffiliated third party in October 1997. The balance due as of December 31, 1998 was $8,000 and is due on January 15, 1999.




                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE F   NOTES AND MORTGAGES PAYABLE

At December 31, 1998, the notes and mortgages payable consisted of the following:

         Two mortgages payable, dated August 19, 1996, in the original amount of
         $250,000 each, payable in monthly  installments of $1,971 each, bearing interest at 8.25% and maturing on September 1, 2021. The mortgages are
         secured by rental properties.                                                               $ 485,047

         Mortgage  payable  dated  January 17, 1991 and amended June 14, 1994 in the  original  amount of $180,000  payable in monthly  installments  of
         $1,934 including interest through February 1, 2006. Interest is payable at an adjustable interest rate (10.125% at September 30, 1998) which is determined  annually.  The  mortgage  is secured  by land and  building having an original cost of
         approximately $200,000.                                                                       117,006

         Construction loan dated February 1998, in the original amount of $465,000 payable monthly with interest only at 9.75% until June 1999 when the principal and unpaid interest is due. The loan is secured by a building lot on Beach Lane, West Hampton. 311,884

         Other Notes and Mortgages                                                                       2,604
                                                                                                   ----------
         Total Notes and Mortgages Payable                                                             916,541
         Less:  Current Portion                                                                      (328,532)
                                                                                                    ---------

         Total Long Term Notes and Mortgages Payable                                                $ 588,009
                                                                                                    =========

Annual maturities of notes and mortgages payable are as follows:

         For the Period Ended
              September 30,
         -----------------

                  1999                                                                               $ 328,532
                  2000                                                                                  21,146
                  2001                                                                                  23,221
                  2002                                                                                  25,507
                  2003                                                                                  28,017
             Thereafter                                                                                490,118
                                                                                                    ---------

     Total Notes and Mortgages Payable                                                              $ 916,541
                                                                                                    =========

During the period ended December 31, 1998, interest of $20,252 was incurred, of which $7,540 has been capitalized.
                                           -12-




                           THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE H   COMMITMENTS AND CONTINGENCIES

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

a)   The Plan for Incentive  Compensation of Matthew Schilowitz (the "Schilowitz
     Incentive Plan"), who is the principal stockholder, was adopted by the Board of Directors and approved by the Company's sole stockholder on March
     1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowtz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $5.75 per share ($.35, as amended).
     In the event the Company's earnings before taxes first equals or exceeds an amount listed below for any fiscal year ending after the date of the Company's initial public offering, the shares shall be released to such stockholder as follows:

                           Earnings Before Taxes          Shares to Be Issued
                               $ 750,000                            250,000
                               1,500,000                            250,000

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

NOTE H   COMMITMENTS AND CONTINGENCIES (Continued)

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

The fair value of each option grant is  estimated  on the grant date,  using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997:  dividend yield of 0%,  risk-free  interest rate of 6.3%, expected volatility of 109%, and expected lives of 5 years for the options.

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting
No. 123, compensation cost included in the net loss for the year ended September
30, 1997 would have increased by approximately $614,000, resulting in a net loss of $(1,576,000), net of tax, and loss per share of $(.60).

A summary of the status of the  Company's  stock  option plan as of December 31,
1998,  and the changes  during the period ending  December 31, 1998 is presented below:
                                                                                Weighted-Averaged
         Fixed Options                                    Shares                 Exercise Price
         -------------                                    ------                 ----------------
         October 1, 1998                                   360,000               $    .35
         Granted                                                 0                      -
         Exercised                                               0                      -
         Forfeited                                         (10,000)                     -
                                                          ---------               ---------
         December 31, 1998                                 350,000                $    .35
                                                          =========               ========
         Exercisable at December 31, 1998                  350,000
         Weighted-average fair value of
         options granted during the year                 $       -

The following table summarizes information about fixed stock options outstanding at December 31, 1998.
                                        Outstanding Options
                               -------------------------------------------

                            Number        Weighted Average                 Weighted -
Outstanding                 Outstanding    Remaining                        Average
Exercise Price             12/31/98        Contractual Life              Exercise Price

     $  .35                350,000         3.5 Years                       $  .35

                                                      Exercisable Options
                                                 -----------------------------
                                  Number
                                  Exercisable                         Weighted Average
                                  12/31/98                             Exercise Price

                                     350,000                          $ .35




                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







NOTE H   COMMITMENTS AND CONTINGENCIES (Continued)


Employment Agreement
On April 1, 1996, the Company entered into a five year employment agreement with the president and chief executive officer, who is also the Company's principal stockholder, effective September 1996, for a base salary of $105,000 with increments of $50,000 each year thereafter. In addition, the officer will receive a bonus of 5% of pre tax annual earnings and is granted options to purchase up to an aggregate of 500,000 shares of the Company's common stock for ten years, exercisable at $1.125 ($.35 as amended) per share with rights vesting upon attainment of certain earnings levels (see above). During 1998, Mr.
Schilowitz received $24,512 as additional compensation.

Consulting Agreement
In February 1998, the Company entered into a one year consulting  agreement with
Spencer Trask to advise the Company on financial  matters in connection with the operation  of the business  including  acquisitions,  mergers and other  similar business  combinations.  The  Company  paid  Spencer  Trask an  initial  $10,000 retainer fee and is required to pay an additional $3,500 per month. In addition,
Spencer Trask is to receive a transaction fee for any  transactions  consummated by the Company  during the term of the  agreement  or within two years after the end of the term. In  connection  with this  agreement  Spencer Trask was granted five year warrants to purchase  200,000 shares of the Company's  common stock at
$.35 per share.

Subsequent Event
The  Company is in  contract  to sell 15 acres of land know as the  Agricultural
Reserve to an unaffiliated third party for $350,000. The Company will recognize income of approximately $275,000 of this transaction.

The Company sold its headquarters in Quogue, New York in February, 1999 for a gross sale of $165,000. The Company is paying rent based on a short term lease.
The Company is negotiating a new lease and will relocate its headquarters to Hauppauge, New York.




                              The Harmat Organization, Inc.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE
                            THREE MONTHS ENDED DECEMBER 31, 1997



Total  revenues  for the three  months  ended  December  31,  1998 were  $10,830 compared to revenues of $3,495,604 for the three months ended December 31, 1997, an decrease of approximately $3,484,774 due to a prior year sale of Jagger Woods
Development  in 1997 and a change in business  direction.  (See  "Liquidity  and
Capital Resources")

Construction Sales

Deliveries of one home and the sale of the remaining parcels in the Jagger Woods
Development  resulted in  revenues  of  $3,449,505  for the three  months  ended
December 31, 1997. For the three months ended December 31, 1998 there were no sales of developed or undeveloped real estate.

Rental Income

Rental based properties resulted in rental income of $10,830 for the three months ended December 31, 1998. For the three months ended in December 31, 1997 the Company generated rental income of $32,533. Rental income is decreased by $35,269. Quick Storage of Quogue and Self Storage Facility, generated rental income for the three months ended December 31, 1997 $26,859, the asset was sold in July 1998, thus eliminating that source of rental income.

Gross Profit Margin

The Company's gross profit margin on homes and development delivered was approximately twenty (20%) percent during the three months ended December 31, 1997, compared to no percent in the three months ended December 31, 1998, because there were no sales reported. The gross profit margin of December 31, 1999 resulted from the sale of one home and Jagger Woods Development.

Cost of sale for the three months ended December 31, 1998 was $779 as compared to $27,747 for the three months ended December 31, 1997. The high cost of sale at December 31, 1997 was due primarily to the sale of Jagger Woods Development.






Selling and general administration expenses were $219,914 for the three months ended December 31, 1998 as compared to $317,798 for the three months ended
December 31, 1997. The decrease is due to reduced professional fees, reduced administrative payroll due to the change in Company focus. The Company believes that current adminstrative expenses more accurately reflects ongoing costs.


Gross Interest Costs

Gross interest costs were $20,252 for the three months ended December 31, 1998 compared to $35,383 for the three months ended December 31, 1997. The reduction in interest is due to the Company being able to satisfy various of its existing debts and obligations in December 1997 as a result of the sale of Jagger Woods
Development.







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

During the three months ended December 31, 1998, the Company had negative cash flows from operating activities of $334,838 versus a positive cash flow of $2,656,248 for the three months ended December 31, 1997. Investing activities used cash of $752,697 for the three months ended December 31, 1998 and $407,029 for the three months ended December 31, 1998.

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


                                        -18-

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




         By: /s/ David M. Hasson
                  Chief Financial Officer



Date: April 14, 1999