Form 10-Q/A
period 1998-12-31
HARMAT ORGANIZATION INC
filed 1999-05-20
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q/A

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

                                               The Harmat Organization, Inc.



                                                    Index to Form 10-Q





                                                                  Page
                   Item                                           Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         December 31, 1998 and December 31, 1997                 1

         Consolidated Statements of Operations -
         Three months ended December 31, 1998
           and December 31, 1997                                 2

         Consolidated Statements of Stockholders Equity
      for September 30, 1997 and December 31, 1997               3


         Consolidated Statements of Cash Flows -
         Three months ended December 31, 1998
           and December 31, 1997                                 4-5

         Notes to Consolidated Financial Statements              6-13

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   16-17

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                              18
         Item 6.  Exhibits and Reports on Form 8-K               19

Signatures                                                       20



                                                 THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES Page 1
                                                  CONSOLIDATED BALANCE SHEET
                                                       December 31, 1998

                                                            Assets
Current Assets
     Cash and Cash Equivalents                                  $   295,717
     Marketable Securities                                        2,052,969
 .    Accounts Receivable                                             73,948
     Loan Receivable - Stockholder                                  220,333
     Loans Receivable - Other                                       139,250
     Other Receivables - Related Parties                            246,039
      Land and Construction Costs                                 1,101,931
     Prepaid Expenses                                                21,390
                                                                   ---------
         Total Current Assets                                                                      $ 4,151,577
Property and Equipment - Net                                                                           731,161

Other Assets
     Investment in Partnership                                       76,449
     Land Deposits                                                   85,000
                                                                     --------
         Total Other Assets                                                                            161,449
---------
                  Total Assets                                                                      $5,044,187
                                                                                                     =========
                                             Liabilities and Stockholders' Equity
Current Liabilities
     Current Portion of Notes and Mortgages Payable               $ 328,532
     Accounts Payable and Accrued Expenses                          110,838
     Accrued Interest                                                 9,262
     Customer and Security Deposits                                 405,071
                                                                    --------
         Total Current Liabilities                                                                   $ 853,703
Other Liabilities
     Notes and Mortgages Payable -
       Net of Current Maturities                                                                       588,009

Commitments & Contingencies

Stockholders' Equity
     Preferred Stock - $.001 Par Value, 5,000,000 Shares
     Authorized, No Shares Issued and Outstanding
     Common Stock - $.001 par value, 25,000,000 Shares
     Authorized, 2,612,500 Shares Issued and Outstanding              2,612

     Additional Paid-in Capital - Common Stock                    4,253,604

     Accumulated Deficit                                        (1,875,460)
     Other Comprehensive Income                                  1,221,719
                                                                 ---------
         Total Stockholders' Equity                                                                  3,602,475
                                                                                                    ---------
                  Total Liabilities and Stockholders' Equity                                       $ 5,044,187
                                                                                                    =========




                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 2
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three Months Ended December 31, 1998 and 1997



                                                                      1998           1997

Revenues
     Sale of Developed and Undeveloped Real Estate              $         -       $ 3,449,505
     Rental Income                                                   10,830            46,099
                                                                  ---------        ---------

Total Revenues                                                       10,830        3,495,604

Cost of Sales and Direct Operating Expenses                             -          2,764,723
                                                                 ---------         --------

Gross Profit                                                        10,830           730,881

Selling, General and Administrative Expenses                       220,693          317,798
                                                                 ---------        ---------
Income (Loss) From Operations                                     (209,863)          413,083
                                                                  ---------        ---------
Other Income (Expense)
     Miscellaneous Income                                             568                -
     Loss on Sale of Marketable Securities                         (1,537)               -
     Interest and Dividend Income                                  22,493            9,168
     Interest Expense                                             (20,252)         (35,383)
                                                                 ---------        ---------

Total Other Income (Expense)                                        1,272         (26,215)
                                                                 ---------        ---------

Income (Loss) Before Income Taxes                                (208,591)        386,868

Income Taxes                                                          -                -
                                                                 ---------        ---------

Net Income (Loss)                                               $ (208,591)      $  386,868
                                                                 =========         =========

Earnings (Loss) per Share                                       $    (.08)       $     0.15
                                                                 =========        =========

Weighted Average Number of Shares                               2,612,500         2,575,596
                                                                =========        =========





                        THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                     Page 3
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                        EQUITY Three Months Ended  December 31, 1998 and 1997

                                                                    Common Stock

                                                                           Additional                     Other           Total
                                              Number       Amount         Paid - In    Accumulated     Comprehensive   Stockholders'
                                              of Shares   (at par)          Capital    (Deficit)       Income               Equity

Balance - September 30, 1997                 2,612,500     $2,612       $4,253,604    $(1,527,319)     $   -            $2,728,897

Net Income For Period                             -           -                -          386,868          -               386,868
                                            ----------   ----------      ---------     ----------       ----------        ---------

Balance - December 31, 1997                 2,612,500      $2,612       $4,253,604    $(1,140,451)     $   -            $3,115,765
                                           ==========   ==========     =========       =======         =========       =========


                                                                    Common Stock

                                                                    Additional                           Other           Total
                                            Number    Amount         Paid - In         Accumulated    Comprehensive    Stockholders'
                                          of Shares  (at par)        Capital           (Deficit)        Income           Equity

Balance - September 30, 1998             2,612,500    $2,612       $4,253,604      $(1,666,869)        $   -            $2,589,347

Net Loss For Period                           -          -                -           (208,591)            -              (208,591)

Other Comprehensive Income

Unrealized Gain on Marketable Securities      -          -                -                -          1,221,719          1,221,719
                                          ---------  ----------       ----------        ----------    ----------        ----------

Balance - December 31, 1998              2,612,500    $2,612       $4,253,604     $ (1,875,460)     $ 1,221,719         $3,602,475
                                         =========    =======      =========         =========        =========         =========





                             THE HARMAT ORGANIZATION, INC. AND SUBSIDARIES                     Page 4
                                 CONSOLIDATED   STATEMENTS  OF  CASH
                         FLOWS Three Months  Ended  December 31, 1998 and 1997

                                                                                      1998            1997

Operating Activities:
     Net Income   (Loss)                                                          $ (208,591)        $ 386,868
                                                                                   ---------        ---------
     Adjustments to Reconcile Net Income to Net Cash
      Provided (Used) by Operating Activities:
     Depreciation and Amortization                                                      7,929            8,864
     Loss on Sale of Marketable Securities                                              1,537                -


Changes in Assets and Liabilities:
     Marketable Securities                                                                                 (2)
     Accounts Receivable                                                             (12,036)          (6,310)
     Land and Construction Costs                                                     (72,110)       2,089,664
     Prepaid Expenses                                                                   7,159          22,480
     Accounts Payable and Accrued Expenses                                           (57,926)        (321,628)
     Refundable Deposits                                                                  -            45,749
     Customer Deposits                                                                 (800)          430,563
                                                                                  ----------        ---------

         Total Adjustments                                                         (126,247)         2,269,380
                                                                                   ---------        ---------

Net Cash Provided (Used) by Operating Activities                                    (334,838)        2,656,248
                                                                                   ---------       ----------

Investing Activities:
     Advances from/to Affiliates and Related Parties                                    8,257           10,971
     Loans Receivable - Other                                                          25,000        (393,000)
     Acquisition of Land, Property and Equipment                                      (4,348)                -
     Investment in Partnership                                                              -         (50,000)
     Land Deposits                                                                          -          25,000
     Stock Warrants                                                                    43,750                -
     Purchase of Marketable Securities                                               (831,250)               -
     Sale of  Marketable Securities                                                     5,894                -
                                                                                  ----------        ---------

Net Cash Used by Investing Activities                                               (752,697)         (407,029)
                                                                                 ----------        ---------





                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                    Page 5
                            CONSOLIDATED   STATEMENTS  OF  CASH FLOWS
                             Three Months  Ended  December 31, 1998 and 1997

                                                                                         1998              1997

Financing Activities:
     Repayments of Notes Payable - Related Party                                            -                -
     Repayments of Notes and Mortgages Payable                                        (4,229)      (1,499,940)
     Proceeds of Mortgage Payable                                                           -                -
     Repayments of Other Notes Payable & Loans Payable                                      -                -
     Loan to Stockholder                                                              (2,083)                -
                                                                                   ---------        ---------
Net Cash Used By Financing Activities                                                 (6,312)      (1,499,940)
                                                                                   ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                               (1,093,847)         749,279

Cash and Cash Equivalents - Beginning of Period                                     1,389,564          193,996
                                                                                   ---------       ----------

Cash and Cash Equivalents - End of Period                                           $ 295,717         $943,275
                                                                                   =========        =========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Periods for:
     Interest                                                                        $ 24,193         $ 35,383
                                                                                   =========        =========
     Income Taxes                                                                $         -         $   5,070
                                                                                   =========        =========


                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 6
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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



                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                    Page 7
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Management determines the appropriate  classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1998, all of the Company investments
were  classified  as  available-for-sale   securities.  Trading  securities  are
securities  bought and held  principally  for the purpose of selling them in the near term and are  reported  at fair  value,  with  unrealized  gains and losses included in operations for the current year.  Available-for-sale  securities are investments not classified as trading  securities.  Thus,  unrealized  gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders'  equity until realized.
The Company  primarily  uses the  specific  identification  method for gains and losses on the sales of marketable securities (see Note C).

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

                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 8
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 9
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C   MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at discounted market value, since they are unregistered, restricted securities. The cost of such securities is $831,250. The change in the unrealized gain (loss) account for the three months ended December 31, 1998 and 1997 was $1,221,719 and $(3,206) respectively.


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

Other
The Company loaned $175,000 to Axxess,  Inc., an unaffiliated  third party.  The loan is evidenced by a $175,000  Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid interest and principal were due
August 15, 1998. The note is in default as of December 31, 1998, but was granted a one year extension (see Note H). Axxess,  Inc.  pledged  600,000 shares of its common stock as collateral and authorized  warrants to purchase its common stock for a price of $.25 per share (as  amended)  expiring  August  14,  2000.  As of
December 15, 1998 the Company notified  Axxess,  Inc. that it was exercising its
warrants  to  purchase   175,000  shares  of  Axxess,   Inc.  for  an  aggregate
subscription price of $43,750;  with a current market price of approximately $18 per share or an aggregate of $3,150,000.  On December 31, 1998, the market price was  $11.125  per share.  A total of $43,750  was  applied  against  the loan in exchange for the exercise of stock warrants.

The Company made a $28,000 non-interest bearing loan to an unaffiliated third party in October 1997. The balance due as of December 31, 1998 was $8,000 and is due on January 15, 1999.

                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                  Page 10
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

                           THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 11
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                  Page 12
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the  Company's  stock  option plan as of December 31,
1998,  and the changes  during the period ending  December 31, 1998 is presented below:
                                                                                Weighted-Averaged
         Fixed Options                                    Shares                 Exercise Price
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

                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                 Page 13
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     On April 12, 1999 the Company extended its Note Receivable to Axxess,  Inc.
in the amount of $131,250 plus accrued interest until December 15, 1999, or upon Axxess, Inc. raising $5,000,000 in gross proceeds, whichever is sooner.





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






Selling and general administration expenses were $220,693 for the three months ended December 31, 1998 as compared to $317,798 for the three months ended
December 31, 1997. The decrease is due to reduced professional fees, reduced administrative payroll due to the change in Company focus. The Company believes that current administrative expenses more accurately reflects ongoing costs.


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

The Company has determined that it is in the best interest of shareholders if the Company changes its direction away from the real estate business since the real estate market in the area in which the Company concentrated on changed to a market where management felt no significant profit opportunities were meaningful to the Company's future.

The Company commenced its transition from a real estate development company into a more diversified technologically oriented company. The Company made an internet-related investment in FinancialWeb.com, Inc. (formerly "Axxess, Inc."), a publicly traded company (FWEB). The Company currently has a $175,000 loan to FinancialWeb.com, Inc. and 175,000 warrants to purchase its common shares at $0.25 per share. As of December 15, 1998 the Company notified FinancialWeb.com,
Inc. that it was exercising the warrants for an aggregate subscription price of $43,750.

FinancialWeb.com, Inc. produces and manages a family of branded financial content Internet Web sites collectively under the trademark "Financial Web."
Financial Web distributes financial editorial content, stock quotes, charts, securities data and news to investors via the internet free of charge with the objective of earning its principal revenues from the sale of advertising.
Beginning with the





acquisitions of The SmallCap Investor in 1997,  Financial Web has grown from one web site and less than 200,000 monthly  impressions to twelve separately branded web sites with over 5 million monthly impressions, including Quote Central Rapid
Research, Stock Detective, Wall Street Guru, The SmallCap Investor, Stock Tools,
The  Bear  Tracker,   NewsVest,  Mr.  EDGAR,  Strike  Price,  YourFunds.com  and
InvesToons.  Plans for up to 8 additional  branded  sites in the  Financial  Web family are in various stages of development.

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

         The Company will continue to liquidate its real estate holdings to raise enough cash and capital to invest in Internet/Technology related companies and to hire employees experienced in those fileds. The Company believes it is in the best interest of shareholder value to continue as a technology related investment company.

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

                                                         - 9 -

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



Date:   May 20, 1999