Form 10-Q
period 1999-03-31
HARMAT ORGANIZATION INC
filed 1999-05-20
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                                       THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1999.

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

     P.O. Box 549 Speonk,  New York 11972 (516)  653-3303
 (Address of Principal Executive  Offices and Principal Place of
   Business and Telephone Number) (Former name, former address and former fiscal year, if changed since last report)

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

            Class                    Outstanding at March 31, 1999

Common Stock, $.001 par value                          2,612,500 shares

                          The Harmat Organization, Inc.



                                                     Index to Form 10-Q

                                                                                                                     Page
                   Item                                                                                              Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Balance Sheets -
             March 31, 1999 and March 31, 1998                                                                            3

             Consolidated Statements of Operations -
             Six months ended March 31, 1999
               and March 31, 1998                                                                                         4

             Consolidated Statements of Stockholders Equity
             for March 31, 1998 and March 31, 1999                                                                               5


             Consolidated Statements of Cash Flows -                                                                     6-7
             Six months ended March 31, 1999
               and March 31, 1998

             Notes to Consolidated Financial Statements                                                                 8-15

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                      16-17

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings                                                                                  18
             Item 6.  Exhibits and Reports on Form 8-K                                                                   19

Signatures                                                                                                               20





                          THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                     Page 1
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999

                                     Assets
Current Assets
     Cash and Cash Equivalents                                $    182,155
     Marketable Securities                                       2,721,250
 .    Accounts Receivable                                            89,830
     Loan Receivable - Stockholder                                 235,828
     Loans Receivable - Other                                      139,250
     Other Receivables - Related Parties                           246,039                                        Land and
Construction Costs                                               1,271,333
     Prepaid Expenses                                               29,433
                                                                  ---------
         Total Current Assets                                                     $ 4,915,118
Property and Equipment - Net                                                          441,373
----------------------------

Other Assets
     Investment in Partnership                                       76,449
     Land Deposits                                                   85,000
                                                                   ---------
         Total Other Assets                                                          161,449
                                                                                   ---------
                  Total Assets                                                    $5,517,940
                                                                                   =========
                      Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable and Accrued Expenses                           $ 112,121
     Accrued Interest                                                   11,728
     Customer and Security Deposits                                    487,199
     Current Portion of Mortgages Payable                               12,416
                                                                     ---------
         Total Current Liabilities                                                $ 623,464
Other Liabilities
     Notes and Mortgages Payable -
       Net of Current Maturities                                                    775,864

Commitments & Contingencies

Stockholders' Equity
     Preferred Stock - $.001 Par Value, 5,000,000 Shares
     Authorized, No Shares Issued and Outstanding
     Common Stock - $.001 par value, 25,000,000 Shares
     Authorized, 2,612,500 Shares Issued and Outstanding              2,612

     Additional Paid-in Capital - Common Stock                    4,253,604

     Retained Earnings                                             (137,604)
                                                                   ---------
         Total Stockholders' Equity                                                4,118,612
                                                                                   ---------

                  Total Liabilities and Stockholders' Equity                     $ 5,517,940
                                                                                   =========





                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 2
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    March 31,



                                                                  Six Months       Six Months
                                                                   Ended             Ended
                                                                  March 31,        March 31,
                                                                    1999             1998


Revenues
     Sale of Developed and Undeveloped Real Estate              $         -       $ 4,063,641
     Rental Income                                                   18,951            90,712
                                                                   ---------        ---------

Total Revenues                                                       18,951        4,154,353

Cost of Sales and Direct Operating Expenses                               0        3,191,710
                                                                  ---------         --------

Gross Profit                                                         18,951          962,643

Selling, General and Administrative Expenses                        423,284          611,073
                                                                   ---------        ---------
Income (Loss) From Operations                                      (404,333)          351,570
                                                                   ---------        ---------
Other Income (Expense)
     Gain on Sale of Real Estate                                      4,429                -
     Miscellaneous Income                                            21,725                -
     Gain (Loss) on Sale of Marketable Securities                    (1,539)          37,227
     Interest and Dividend Income                                    41,914           35,814
     Interest Expense                                               (22,931)         (84,853)
                                                                   ---------        ---------

Total Other Income (Expense)                                         43,598         (11,812)
                                                                   ---------        ---------

Income (Loss) Before Income Taxes                                  (360,735)          339,758

Income Taxes                                                            -                -
                                                                   ---------        ---------

Net Income (Loss)                                               $ (360,735)        $  339,758
                                                                 =========          =========

Earnings (Loss) per Share                                  $          (.14)     $        0.13
                                                                  =========        =========

Weighted Average Number of Shares                                 2,612,500         2,575,596
                                                                  =========        =========






                   THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                     Page 3
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    Common Stock

                                                                    Additional                     Other               Total
                                             Number      Amount     Paid - In    Accumulated     Comprehensive       Stockholders'
                                             of Shares  (at par)    Capital       (Deficit)        Income               Equity

Balance - September 30, 1997                2,612,500    $2,612   $4,253,604      $(1,527,319)    $      -           $2,728,897

Net Income For Period                              -         -            -           339,759                           339,759

Balance - March 31, 1998                    2,612,500    $2,612   $4,253,604      $(1,187,560)    $      -           $3,068,656
                                           ==========  ==========  =========       =========         =========       =========


                                                                    Common Stock

                                                                     Additional                      Other              Total
                                            Number         Amount    Paid - In    Accumulated       Comprehensive   Stockholders'
                                            of Shares     (at par)   Capital       (Deficit)          Income           Equity

Balance - September 30, 1998                2,612,500      $2,612    $4,253,604   $(1,666,869)      $     -          $2,589,347

Net Loss For Period                           -                 -            -       (360,735)                         (360,735)

Other Comprehensive Income

Unrealized Gain on Marketable Securities      -                 -            -              -         1,890,000        1,890,000
                                           ----------     ----------   ---------      ---------      ----------        ----------

Balance - March 31, 1999                    2,612,500      $2,612    $4,253,604    $ (2,027,604)       $ 1,890,000       $4,118,612
                                           ==========     ========    =========       =========          =========       =========






                             THE HARMAT ORGANIZATION, INC. AND SUBSIDARIES                     Page 4
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months       Six Months
                                                                                     Ended            Ended
                                                                                   March 31,         March 31,
                                                                                    1999               1998
                                                                                 -------------    -------------



Operating Activities:
     Net Income   (Loss)                                                          $ (360,735)        $ 339,758
                                                                                   ---------        ---------
     Adjustments to Reconcile Net Income to Net Cash
      Provided (Used) by Operating Activities:
     Depreciation and Amortization                                                     15,143           10,968
     Loss on Sale of Marketable Securities                                              1,539                -


Changes in Assets and Liabilities:
     Marketable Securities                                                                  -                -
     Accounts Receivable                                                             (27,918)                -
     Land and Construction Costs                                                    (241,512)                -
     Prepaid Expenses                                                                   (884)              752
     Accounts Payable and Accrued Expenses                                           (54,177)         (301,187)
     Refundable Deposits                                                                   -            45,749
     Customer Deposits                                                                 81,328          273,624
     Contracts Receivable                                                                              (25,507)
                                                                                    ----------        ---------

         Total Adjustments                                                           (226,481)          4,399
                                                                                   ---------          ---------

     Net Cash Provided (Used) by Operating Activities                                (587,216)        344,157
                                                                                   ---------       ----------

Investing Activities:
     Advances from/to Affiliates and Related Parties                                  (9,321)         (21,867)
     Loans Receivable - Other                                                          25,000              -
     Sale of Land, Property and Equipment                                             278,224        1,771,694
     Investment in Partnership                                                              -         (50,000)
     Land Deposits                                                                          -          25,000
     Stock Warrants                                                                    43,750             -
     Purchase of Marketable Securities                                               (831,250)            -
     Sale of  Marketable Securities                                                     5,894             -
                                                                                  ----------        ---------

Net Cash Used by Investing Activities                                               (487,703)       1,724,827
                                                                                 ----------        ---------






                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                    Page 5
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months     Three Months
                                                                                    Ended           Ended
                                                                                  March 31,         March 31,
                                                                                    1999             1998
                                                                                --------------    -------------


Financing Activities:
     Repayments of Notes and Mortgages Payable                                      (132,490)        (951,013)
     Repayments of Other Notes Payable & Loans Payable                                  -            (143,000)
                                                                                   ---------        ---------

Net Cash Used By Financing Activities                                              (132,490)       (1,094,013)
                                                                                   ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                             (1,207,409)          974,971

Cash and Cash Equivalents - Beginning of Period                                   1,389,564           193,996
                                                                                   ---------       ----------

Cash and Cash Equivalents - End of Period                                        $  182,155       $ 1,168,967
                                                                                   =========        =========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Periods for:
     Interest                                                                    $   22,931       $    84,853
                                                                                   =========        =========
     Income Taxes                                                                $      -         $     2,280
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

The March 31, 1999 and 1998 financial  statements reflect the financial position and  results  of  operations  of the  The  Harmat  Organization,  Inc.  and  its
subsidiaries  on a  consolidated  basis,  which  reflects the Company's  current organizational  structure.  The Company's  policy is to consolidate all majority
owned   subsidiaries.   All  inter-company   amounts  have  been  eliminated  in
consolidation.

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








   THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                    Page 7
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of
three  months  or  less  to  be  cash  equivalents.   Cash  equivalents  totaled
approximately  $182,155 at March 31, 1999.  Cash  includes  $59,482 set aside to satisfy a Suffolk County bonding requirement.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount of deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $86,946 at March 31, 1999. The
Company believes no significant concentration of credit risk exists with respect to these cash equivalents.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At March 31, 1999, all of the Company investments were classified as available for sale securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Available-for-sale securities are investments not classified as Trading Securities. Thus, unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders equity until realized.
The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note C).

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

The Company classifies all land and construction costs that are expected to be completed within one year as current asset. At March 31, 1999 such land and construction costs totaled $1,271,333. Customer deposits on such contracts totaled $487,199 at March 31, 1999.

Rental income is recognized as it is earned pursuant to the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less.


Income Taxes
Under ("SFAS") No. 109, "Accounting for Income Tax", deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of March 31, 1999 are as follows:

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





                             THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                   Page 9
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C   MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at discounted market value, since they are unregistered, restricted securities. The cost of such securities is $831,250. The change in the unrealized gain (loss) account for the year ended March 31, 1999 was $1,890,000.


NOTE D   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 1999:


                  Building and Building Improvements              $ 559,581
                  Furniture and Office Equipment                     70,478
                                                                   ---------

                  Total                                             630,059
                  Less:  Accumulated Depreciation                  (188,686)
                                                                  ---------
                  Property and Equipment - Net                    $ 441,373
                                                                  =========

Depreciation  expense for the six months  ended March 31, 1999 and 1998  totaled
$15,143 and $17,210 respectively.

NOTE E   LOANS RECEIVABLE

Stockholder
The loan to Mr. Schilowitz, its primary stockholder, is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase
Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the
Company as collateral. The balance of this loan as of March 31, 1999 was $235,828.

Other
The Company loaned $175,000 to Axxess, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid interest and principal were due
August 15, 1998. The note was granted a one year extension. Axxess, Inc. pledged
600,000 shares of its common stock as collateral and authorized warrants to purchase its common stock for a price of $.25 per share (as amended) expiring
August 14, 2000. As of December 15, 1998 the Company notified Axxess, Inc. that it was exercising its warrants to purchase 175,000 shares of Axxess, Inc. for an aggregate subscription price of $43,750; with a current market price of approximately $18 per a share or an aggregate of $3,150,000. On March 31, 1999, the market price was $17 per share. A total of $43,750 was applied against the loan in exchange for the exercise of stock warrants.

The Company made a $28,000 non-interest bearing loan to an unaffiliated third party in October 1997. The balance due as of March 31, 1999 was $8,000 and is due on demand.






                            THE HARMAT ORGANIZATION, INC. AND SUBSIDIARIES                  Page 10
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F   NOTES AND MORTGAGES PAYABLE

At March 31, 1999, the notes and mortgages payable consisted of the following:

         Two mortgages payable, dated August 19, 1996, in the original amount of
         $250,000 each, payable in monthly  installments of $1,971 each, bearing interest at 8.25% and maturing on September 1, 2021. The mortgages are
         secured by rental properties.                                                               $ 483,936

         Construction loan dated February 1998, in the original amount of $465,000 payable monthly with interest only at 9.75% until June 1999 when the principal and unpaid interest is due. The loan is secured by a building lot on

         Beach Lane, West Hampton.                                                                    304,344
                                                                                                   ----------
         Total Notes and Mortgages Payable                                                            788,280
         Less:  Current Portion                                                                       (12,416)
                                                                                                    ---------

         Total Long Term Notes and Mortgages Payable                                                $ 775,864
                                                                                                    =========

Annual maturities of notes and mortgages payable are as follows:

         For the Period Ended
              September 30,
         -----------------

                  1999                                                                               $ 316,760
                  2000                                                                                  21,146
                  2001                                                                                  23,221
                  2002                                                                                  25,507
                  2003                                                                                  28,017
             Thereafter                                                                                373,629
                                                                                                    ---------

     Total Notes and Mortgages Payable                                                              $ 788,280
                                                                                                    =========

During the period ended March 31, 1999, interest of $20,252 was incurred, of which $7,540 has been capitalized.






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

A summary of the status of the Company's stock option plan as of March 31, 1999, and the changes during the period ending March 31, 1999 is presented below:
                                                                                        Weighted-Averaged
         Fixed Options                                    Shares                           Exercise Price
         -------------                                    ------                          ----------------
         October 1, 1998                                  360,000                           $    .35
         Granted                                                0                                  -
         Exercised                                              0                                  -
         Forfeited                                        (10,000)                                 -
                                                          ---------                          ---------
         March 31, 1999                                   350,000                           $    .35
                                                          =========                           ========
         Exercisable at March 31, 1999                    350,000
         Weighted-average fair value of
         options granted during the year              $         -

The following table summarizes information about fixed stock options outstanding at March 31, 1999.
                                        Outstanding Options
                               -------------------------------------------

                            Number        Weighted Average                 Weighted -
Outstanding             Outstanding          Remaining                      Average
Exercise Price             03/31/99        Contractual Life               Exercise Price

$  .35                    350,000              3.5 Years                    $  .35

                                        Exercisable Options
                                  -----------------------------
                                  Number
                                  Exercisable                         Weighted Average
                                  03/31/99                            Exercise Price

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

On  April  12,  1999  the  Company  extended  its'  Note  Receivable  to  Axxess
Communications  in the amount of $131,250 plus accrued  interest  until December
15, 1999, or upon Axxess raising $5,000,000 in gross proceeds, whichever is sooner.



                                               The Harmat Organization, Inc.
                                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 FOR THE SIX MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE
                                                  SIX MONTHS ENDED MARCH 31, 1998



Total revenues for the six months ended March 31, 1999 were $18,951 compared to revenues of $4,154,353 for the six months ended March 31, 1998, a decrease of approximately $4,135,402 due to a prior year sale of Jagger Woods Development in 1997 and a change in business direction.
(See "Liquidity and Capital Resources")

Construction Sales

Deliveries  of three homes and the sale of the  remaining  parcels in the Jagger
Woods  Development  resulted in revenues of $4,063,641  for the six months ended
March 31, 1998. For the six months ended March 31, 1999 there were no sales of developed or undeveloped real estate.

Rental Income

Rental based properties resulted in rental income of $18,951 for the six months ended March 31, 1999. For the six months ended in March 31, 1998 the Company generated rental income of $90,712. Rental income is decreased by $71,761. Quick
Storage of Quogue and Self Storage Facility, generated rental income for the six months ended March 31, 1998 of $55,342; the asset was sold in July 1998, thus eliminating that source of rental income.

Gross Profit Margin

The Company's gross profit margin on homes and development delivered was approximately twenty-four (24%) percent during the three months ended March 31, 1998, compared to no percent in the three months ended March 31, 1999, because there were no sales reported.

Selling and general administration expenses were $423,284 for the six months ended March 31, 1999 as compared to $611,073 for the six months ended March 31, 1998. The decrease is due to reduced professional fees, reduced administrative payroll due to the change in Company focus. The Company believes that current administrative expenses more accurately reflects ongoing costs.






Gross Interest Costs

Gross  interest  costs were  $22,931  for the six months  ended  March 31,  1999 compared to $84,853 for the six months  ended March 31, 1998.  The  reduction in interest is due to the  Company  being able to satisfy  various of its  existing debts and obligations as a result of the sale of Jagger Woods  Development,  and its office building in Quogue, New York.

                                                          - 5 -

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

During the six months ended March 31, 1999, the Company had negative cash flows from operating activities of $587,216 versus a positive cash flow of $344,157 for the six months ended March 31, 1998. Investing activities used cash of $487,703 for the six months ended March 31, 1999 and increased cash by $1,724,827 for the six months ended March 31, 1998.

The Company has determined that it is in the best interest of shareholders if the Company changes its direction away from the real estate business since the real estate market in the area in which the Company concentrated on changed to a market where management felt no significant profit opportunities were meaningful to the Company's future.

The Company commenced its transition from a real estate development company into a more diversified technologically oriented company. The Company made an internet-related investment in FinancialWeb.com, Inc. (formerly "Axxess, Inc."), a publicly traded company (FWEB). The Company currently has a $131,250 (reduced from $175,000) loan to FinancialWeb.com, Inc. and 175,000 warrants to purchase its common shares at $0.25 per share. As of December 15, 1998 the Company notified FinancialWeb.com, Inc. that it was exercising the warrants for an aggregate subscription price of $43,750.

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

             The Company on  November  16,  1998  completed a private  placement investment of $750,000 in newly-issued equity securities of Socket Communications, Inc., a publicly traded company (BB.SCKT). The Socket securities include 750,000 shares of Series D Convertible Preferred Stock, convertible into common shares (1,307,759) at $0.5735 per share, with dividends accruing at eight percent per annum. In addition, the Company was issued three year warrants to purchase an additional 250,000 shares of Socket common stock at an exercise price of $0.5735 per share. Spencer Trask Securities, Inc. was the investment banker for the transaction.

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

Employees

             As of March 31, 1999, the Company has two full-time employees. Mr. Schilowitz and an administrative assistant.


Item 2.               Properties

             At March 31, 1999, the Company's wholly-owned subsidiaries hold title to certain real property. Such properties include (i) One six bedroom home in Westhampton Beach, New York; an 8 bedroom house in Southampton, New York both rented on an annual basis; (ii) one building lot and an agricultural reserve with large barn from which the Company receives rental income; (iii) Pond Side Development in Westhampton, NY which consists of 16 acres of undeveloped land;
(iv) single family home on Beach Lane, Westhampton Beach, New York. Subsequent to March 31, 1999, all but Pondside (which is being actively marketed for sale) have been sold and closed.

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