Form 10-Q
period 1999-06-30
BARPOINT COM INC
filed 1999-08-24
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                                                    Washington, D.C. 20549

                                                           FORM 10-Q

                                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                                      THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X)Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1999.

( )Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from to .

Commission file number

                                        BarPoint.com, Inc.
                 (Exact name of registrant as specified in its charter)

Delaware                                           11-2780723
(State of Incorporation)                       (I.R.S. Employer ID No.)

One East Broward Blvd., Suite 700 Ft. Lauderdale, FL 3301 (305) 981-9694 (Address of Principal Executive Offices and Principal Place of Business and Telephone Number)

The Harmat Organization, Inc. P.O. Box 549 Speonk, New York 11972 (516) 653-3303 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at June 30, 1999
Common Stock, $.001 par value                       2,612,500 shares


                                                           Table of Contents

                                                                                  Page 1

Consolidated Balance Sheet - As of June 30, 1999                                       1

Consolidated Statements of Operations  for the Nine
Months Ended June 30, 1999                                                             2

Consolidated Statements of Stockholders' Equity                                        3

Consolidated Statements of Cash Flows for the Nine
Months Ended June 30, 1999                                                           4-5

Notes to Consolidated Financial Statements                                          6-13










BAR POINT. COM, INC. AND SUBSIDIARIES
(FORMERLY THE HARMAT ORGANIZATION, INC.
AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
June 30, 1999

Assets
Current Assets
     Cash and Cash Equivalents                                             $   1,654,450
     Marketable Securities                                                     4,266,295
     Accounts Receivable                                                         194,385
     Loan Receivable-Stockholder                                                 218,655
     Land Held for Resale                                                        149,750
     Other Receivables                                                            62,037
     Prepaid Expenses                                                             11,556
                                                                             _________
         Total Current Assets                                                                 $  6,557,128

Property and Equipment - Net                                                                        13,823

Other Assets
     Software Development                                                         56,326
     Intangible Assets - Net                                                       3,695
                                                                              ________
         Total Other Assets                                                                         60,021
                                                                                               _________

                  Total Assets                                                                 $ 6,630,972
                                                                                               =========
                                       Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable and Accrued Expenses                                    $   22,317
     Accrued Interest                                                                274
     Subscription Payable                                                         70,297
                                                                             _________
         Total Current Liabilities                                                                $291,888

Other Liabilities
     Loans Payable - Stockholder                                                                   126,988

Commitments & Contingencies

Stockholders' Equity
     Preferred Stock -$.001 Par Value, 5,000,000 Shares                                 -
     Authorized, 3 Shares Issued and Outstanding
     Common Stock - $.001 par value, 25,000,000 Shares
     Authorized, 9,877,860 Shares Issued and Outstanding                         9,877

     Additional Paid-In-Capital - Common Stock                                 7,013,609

     Deficit                                                                   (811,390)
                                                                             _________
         Total Stockholders' Equity                                                              6,212,096
                                                                                                 _________

                  Total Liabilities and Stockholder' Equity                                   $ 6,630,972
                                                                                               =========


                                      BAR POINT. COM, INC. AND SUBSIDIARIES
                                      (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                 AND SUBSIDIARIES)
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   June 30, 1999



                                                                           Nine  Months
                                                                                                          Ended
                                                                           June 30, 1999
Revenues

Total Revenues                                                          $              0

Cost of Sales and Direct Operating Expenses                                            0
                                                                             _________
Gross Profit                                                                           0

Selling, General and Administrative Expenses                                     164,416
                                                                             _________

Income (Loss) From Operations                                                  (164,416)
                                                                              _________

Other Income (Expenses)
     Miscellaneous Income                                                            106
     Interest and Dividend Income                                                  9,605
                                                                               _________

Total Other Income (Expense)                                                       9,711
                                                                               _________

Income (Loss) Before Income Taxes                                              (154,705)

Income Taxes                                                                         591
                                                                             _________

Net Income (Loss)                                                       $      (155,296)
                                                                              ========

Earnings (Loss) Per Share                                             $            (.01)
                                                                                ========
Weighted Average Number of Shares                                              9,877,860
                                                                                ========






                                                      BAR POINT.COM, INC. AND SUBSIDIARIES
                                                    (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                               AND SUBSIDIARIES)
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY

                                       #OF SHARES OF        # OF SHARES     PAR       APIC        AD        COMPREHENSIVE    TOTAL
                                       PREFERRED STOCK      COMMON STOCK    VALUE                              INCOME

Balance September 30, 1998                                   2,612,500     2,612   4,253,604    (1,666,869)       0        2,589,347

Loss October 1, 1998 - June 3, 1999                                                               (496,436)     1,648,281  1,151,845

Balance June 3, 1999                                         2,612,500     2,612   4,253,604    (2,163,305)     1,648,281  3,741,192

Acquisition of Harmat                                                               (515,024)    2,163,305    (1,648,281)        0
                                                             2,612,500     2,612   3,738,580            0        0         3,741,192

BarPoint.com Equity at June 3, 1999                                100       100         900      (85,379)                  (84,379)

Recapitalization of BarPoint.com                             6,633,942     6,534      (6,534)                                     0

Acquisition Costs                                                                   (189,000)                              (189,000)

Private Offerings                                             541,318        541   1,027,963                               1,028,504

Exercise of Stock Options                                      90,000         90      13,910                                  14,000

Contribution of 250,000 shares of
FinancialWeb stock and 60,000
warrants of Socket Communications, Inc.                                            2,427,760                               2,427,760

Issuance of Preferred Stock                   3                                           30                                     30

Net Loss June 3, 1999 - June 30, 1999                                                            (69,917)      (656,094)  (726,011)


Totals                                       3              9,877,860      9,877   7,013,609    (155,296)      (656,094)  6,212,096





                                                    BAR POINT. COM, INC. AND SUBSIDIARIES
                                                    (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                               AND SUBSIDIARIES)
                                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                 June 30, 1999



                                                                            Nine   Month
                                                                                                          Ended
                                                                           June 30, 1999
Operating Activities:
     Net Income (Loss)                                                  $      (155,296)
                                                                               _________
     Adjustments to Reconcile Net Income to Net Cash
         Provided (Used) by Operating Activities:
     Depreciation and Amortization                                                     0

Changes in Assets and Liabilities:
     Accounts Receivable                                                       (194,385)
     Intangibles                                                                 (3,695)
     Prepaid Expenses                                                           (11,556)
     Accounts Payable and Accrued Expenses                                       221,317
     Development costs                                                          (56,326)
     Subscription Payable                                                        70,297

         Total Adjustments                                                        25,652
                                                                               _________

     Net Cash Provided (Used) by Operating Activities                          (129,644)
                                                                               _________

Investing Activities:
     Loans Receivable - Other                                                  (153,704)
     Investment of Marketable Securities                                     (4,922,389)
     Property & Equipment                                                       (13,823)
     Land Held For Resale                                                      (149,750)
                                                                               _________

Net Cash Used by Investing Activities                                        (5,239,666)
                                                                               _________






                                                      BAR POINT. COM, INC. AND SUBSIDIARIES
                                                     (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                                AND SUBSIDIARIES)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                                  June 30, 1999



                                                                             Nine  Month
                                                                               Ended
                                                                           June 30, 1999

Financing Activities:
     Proceeds from Acquisition and Issuance of Capital Stock                       7,265
     Paid in Capital - Net of Acquisition Adjustment                                7,016,495
                                                                               _________

Net Cash Provided by Financing Activities                                      7,023,760
                                                                               _________

Net Increase (Decrease) in Cash and Cash Equivalents                           1,654,450

Cash and Cash Equivalents - Beginning of Period                                        0
                                                                               _________

Cash and Cash Equivalents - End of Period                                      1,654,450
                                                                                ========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Periods for:
     Interest                                                                          0
                                                                                ========
     Income Taxes                                                        $           591
                                                                                ========


                                BAR POINT. COM, INC. AND SUBSIDIARIES
                               (FORMERLY THE HARMAT ORGANIZATION, INC.
                                           AND SUBSIDIARIES)
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 3, 1999, the Company acquired all issued and outstanding shares of Bar Point.Com, Inc., as more fully described in Note F below. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired Harmat, due to the fact that the former shareholders of BarPoint then owned in excess of a majority of Harmat common stock. In connection with the purchase of Harmat, the consideration paid to the shareholders of Harmat was recorded as nonrecurring compensation expense in the accompanying statements of operations for the nine months ended June 30, 1999. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of Harmat. The consolidated statements of shareholders' equity have been converted from BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the Agreement. The consolidated group of companies are collectively referred to herein as the "Company". All significant intercompany balances have been eliminated.

The June 30, 1999 financial statements reflect the financial position and results of operations of Bar Point.Com, Inc. and its subsidiaries on a consolidated basis, which reflects the Company's current organizational structure. The Company's policy is to consolidate all majority - owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

Parent Company and It's Nature of Business:

Bar Point.Com, Inc. (Formerly The Harmat Organization, Inc.) - Delaware Holding Company

Subsidiaries and Their Nature of Business:

Bar Point.Com, Inc.
Internet shopping portal site using patented UPC barcodes.

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

Northside Woods, Inc. ("Northside")
Rental of residential property in the eastern portion of Long Island, New York.

Harmat Capital Corp. ("Harmat Capital")
Rental of residential property in the eastern portion of Long Island, New York.

         BAR POINT. COM, INC. AND SUBSIDIARIES
        (FORMERLY THE HARMAT ORGANIZATION, INC.
                   AND SUBSIDIARIES)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Harmat Management, Inc.
Limited partner in real estate partnership in the eastern portion of Long Island, New York.

Quick Storage, Inc.
Short-term rental of storage facilities in the eastern portion of Long Island, New York. Asset sold in July 1998.

Harmat Hospitality, Inc.
Purchase and operate resort properties.

Interest In Limited Partnership
A principal stockholder of the Company is a general partner in a partnership in which the Company has limited partnership interests.

NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,654,450 at June 30, 1999. Cash includes $59,482 set aside to satisfy a Suffolk County bonding requirement.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount of deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $1,559,107 at June 30, 1999.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At June 30, 1999, all of the Company investments were classified as available for sale securities. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Available-for-sale securities are investments not classified as Trading Securities. Thus, unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders equity until realized. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note C).

         BAR POINT. COM, INC. AND SUBSIDIARIES
       (FORMERLY THE HARMAT ORGANIZATION, INC.
               AND SUBSIDIARIES)
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Software Development Costs
Research and development costs relative to software development are capitalized and carried at book value. In addition, there are additional software costs for services rendered by stockholders not reflected in these statements, for which management has elected not to receive compensation.

Revenue Recognition
The Harmat affiliates recognize revenue from the acquisition, development and sale of land, and construction and sale of houses on such land. Pursuant to the terms of such contracts and Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", the Company uses the deposit method of accounting. This method provides that all construction costs be recorded as incurred and monies received from the purchases be recorded as deposits until the purchase contracts close at which time all revenue costs and profits are recognized.

The Company classifies all land and construction costs that are expected to be completed within one year as current asset. At June 30, 1999 substantially all such land and construction costs held for sale were sold.

Rental income is recognized as it is earned pursuant to the term of each lease on a straight-line basis. Leases generally have an initial or remaining term of one year or less. As of June 30, 1999, since all rental assets were sold, no leases are in effect.

         BAR POINT. COM, INC. AND SUBSIDIARIES
        (FORMERLY THE HARMAT ORGANIZATION, INC.
                   AND SUBSIDIARIES)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE C   MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at discounted market value, since they are unregistered, restricted securities. The cost of such securities is $4,911,817. The change in the unrealized loss account for the period ended June 30, 1999 was $656,094.

NOTE D   LOANS TO STOCKHOLDERS

Stockholder
The loan receivable to Mr. Schilowitz, a company stockholder, is evidenced by a Promissory Note with simple interest at the Prime Rate charged by Chase Manhattan Bank, NA. Mr. Schilowitz pledged 500,000 shares of Common Stock of the Company as collateral. The balance of this loan as of June 30, 1999 was $218,655. The loan payable to Leigh Rothschild in the amount of $127,018 represents operational and software costs. During August 1998, approximately $106,000 of this amount was repaid to Mr. Rothschild.

Other
The Company loaned $175,000 to Axxess, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid interest and principal were due August 15, 1998. The note was granted a one year extension. Axxess, Inc. pledged 600,000 shares of its common stock as collateral and authorized warrants to purchase its common stock for a price of $.25 per share (as amended) expiring August 14, 2000. As of December 15, 1998 the Company notified Axxess, Inc. that it was exercising its warrants to purchase 175,000 shares of Axxess, Inc. for an aggregate subscription price of $43,750; with a current market price of approximately $18 per a share or an aggregate of $3,150,000. On June 30, 1999, the market price was $12.50 per share. A total of $43,750 was applied against the loan in exchange for the exercise of stock warrants.


NOTE E   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         BAR POINT. COM, INC. AND SUBSIDIARIES
         (FORMERLY THE HARMAT ORGANIZATION, INC.
                 AND SUBSIDIARIES)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F   ACQUISITION OF ASSETS OF BARPOINT.COM, INC.

On June 3, 1999, the Company acquired all of the issued and outstanding shares of BarPoint.Com, Inc. pursuant to an Acquisition Agreement dated May 20, 1999. The transaction is being treated as a reverse acquisition. BarPoint will soon launch a new internet shopping portal web site. The site, www.barpoint.com, will feature a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode to search for product specific information from the internet.

The consideration for the acquisition was 6,634,042 shares of the Company's common stock based upon a negotiated value of $1.90 per share. The purchase price is subject to adjustment depending upon the value of certain of the Company's assets at the date of closing and over a 45 day period following the closing.

A group of investors headed by Matthew Schilowitz, a shareholder and the President and Director of the Company, made a capital contribution to the Company of 250,000 shares of FinancialWeb.com, Inc. (the "Fweb Stock") and certain other assets. The Board of Directors of the Company have declared a stock dividend of the Company's common stock to the Company's shareholders of record on June 3, 1999 (excluding the shareholders of BarPoint who have received the Company's common stock in the transaction). The number of shares to be distributed in the dividend will be determined based upon the value of the Fweb Stock over a 45 day period plus the agreed upon value of the other assets contributed. No payment dated has been established for the dividend but it is expected to be in August or September 1999.

As part of the transaction, the Company sold to Leigh Rothschild three (3) shares of the Company" class A Preferred Stock for a purchase price of $10.00 per share. The Preferred Stock shall vote on a pari-pasu basis with the Company's Stock. The Company has outstanding 1,000,000 Class A Warrants and 1,000,000 Class B Warrants (collectively, the "Warrants"). One share of Preferred Stock shall be voted in accordance with the issuance of the Class A Warrants and one share of Preferred Stock shall be voted in accordance with the issuance of the Class B Warrants. The preferred Stock shall be entitled to one vote for each share of common stock issued upon exercise of the Warrants. So long as the Warrants are outstanding and are not exercised, then the Preferred Stock allocated to the Warrants shall have no vote. In the event the Warrants are not exercised and expire by their terms, then the Preferred Stock shall be canceled. The third share of Preferred Stock shall have 346,766 votes. In no event will any of the Preferred Stock have any votes after five (5) years from the date of issue.

In connection with services rendered, the new consulting agreement and guarantees issued by Matthew Schilowitz relating to collectability of certain assets of the Company, Mr. Schilowitz was awarded options to purchase the aggregate of 190,615 shares at $1.90 per share, which options are exercisable over a five (5) year period.

     BAR POINT. COM, INC. AND SUBSIDIARIES
    (FORMERLY THE HARMAT ORGANIZATION, INC.
            AND SUBSIDIARIES)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F   ACQUISITION OF ASSETS OF BARPOINT.COM, INC. (continued)

David W. Sass, a Director of the Company, is the father of Jeffrey W. Sass, a founder and shareholder of BarPoint. McLaughlin & Stern, LLP, general counsel to the Company, is a shareholder of BarPoint and received shares in the Company as part of the transaction. David W. Sass is a member of said firm.

NOTE G   COMMITMENTS AND CONTINGENCIES

Consulting Agreement
In February 1998, the Company entered into a one year consulting agreement with Spencer Trask to advise the Company on financial matters in connection with the operation of the business including acquisitions, mergers and other similar business combinations. The Company paid Spencer Trask an initial $10,000 retainer fee and is required to pay an additional $3,500 per month. In addition, Spencer Trask is to receive a transaction fee for any transactions consummated by the Company during the term of the agreement or within two years after the end of the term. In connection with this agreement Spencer Trask was granted five year warrants to purchase 200,000 shares of the Company's common stock at $.35 per share. In connection with the acquisition (see Note F), Spencer Trask earned an estimated fee of approximately $189,000.

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

a)   The  Plan  for  Incentive   Compensation   of  Matthew   Schilowitz  (the
     "Schilowitz Incentive Plan"), who is the principal stockholder, was adopted by the Board of Directors and approved by the Company's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowtz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $5.75 per share ($.35, as amended). In conjunction with the acquisition (see Note F) all such options have been fully vested.

     BAR POINT. COM, INC. AND SUBSIDIARIES
     (FORMERLY THE HARMAT ORGANIZATION, INC.
             AND SUBSIDIARIES)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G   COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreement

The Company entered into an Employment Agreement with Leigh Rothschild, its' principal stockholder for 3 years with a base salary of $200,000 in the first year, increasing in $50,000 increments each subsequent year.

On June 3, 1999, the Company entered into a three year employment agreement with Jeffrey W. Sass and Matthew Schilowitz, who are also company stockholders, for a base salary of $150,000 per year with increments of $25,000 and $50,000 each year thereafter.

Subsequent Event

The Company raised an additional $6,659,777 in paid in capital in the form of cash and additional software development costs through two private placements, and through an investment made by Symbol Technologies, Inc., subject to a licensing agreement with Symbol.

                        BarPoint.com, Inc.
             (Formerly The Harmat Organization, Inc.)
   Management's Discussion and Analysis of Financial Condition and
    Results of Operations For the Nine Months Ended June 30, 1999


         On June 3, 1999, The Harmat Organization fully completed its transition from a real estate company to a technology company, by being acquired in a reverse acquisition by BarPoint.com, Inc. , a Florida corporation. BarPoint will soon launch a new internet shopping portal web site (www.barpoint.com) which will feature a patent pending search engine and software technology allowing consumers to use standard UPC bar codes to search for product specific information.

         The consideration for the acquisition was 6,634,042 shares of Harmat Stock. The transaction is valued at $1.90 per share, but is subject to adjustment based on the value of certain Harmat assets subsequent to the date of closing.

         As a result of the transaction, since BarPoint is a recipient of the majority of Harmat's shares outstanding, BarPoint is considered the acquirer, and Harmat has formerly changed its name to BarPoint.com, Inc.

         Prior to the transaction Harmat continued and neared completion its program of selling its real estate assets, cutting overhead, and raising cash, in an attempt to smooth its transition into BarPoint.com, Inc. The Company still owns Pondside Development, which is still held for sale.

         BarPoint.com, Inc. has over $1,654,000 cash as of June 30, 1999 to continue its software development program and to continue its own financing activities, including a private placement of $1,028,500 in exchange for 541,318 shares of common stock.

         In July, 1999, the Company completed two additional offerings, raising an additional $3,150,000 in cash in exchange for 2,113,446 shares of common stock. Finally, the Company received an additional $1,000,000 cash investment for stock, and agreed to issue $1,500,000 in stock in exchange for soft cost development and advertising revenues from Symbol Technologies, Inc., aggregating 1,315,789 shares of common stock. Simultaneously, the Company signed a Licensing Agreement with Symbol for the use of its barcode system. As part of the transaction, the Company received a product supply and licensing agreement for the use of barcode supply and scanning equipment.

         Finally, to further strengthen the Company balance sheet, certain shareholders contributed 250,000 shares of capital stock of FinancialWeb.com, Inc. and 60,000 warrants to purchase capital stock of Socket Communications, Inc. The Company continues to hold an additional 175,000 shares of Financialweb.com, Inc. Stock, as well as a note receivable of $131,250 from FinancialWeb.com, Inc. and 750,000 shares of Series D Convertible Preferred Stock of Socket Communications, Inc.

     The operations shown herein reflect the nine months of BarPoint.com, Inc., in accordance with accounting procedures. Loss from operations were $.01 per share, since there were no revenue streams at BarPoint during the nine months. It should be noted that the Company has no revenue stream, however expects to commence its launch either at the end of its fiscal fourth quarter or no later than the beginning of the first quarter of its new fiscal year. Therefore, it is expected that near term operational losses will continue for the year because of administrative expenses. Revenues will be generated from subscriptions to the public, as well as advertising revenues.
                                                      BarPoint.com, Inc.


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

                                                      BarPoint.com, Inc.
                                                         (Registrant)



         By: Leigh M. Rothschild
                  Chief Executive Officer




         By:
                  Chief Financial Officer



Date: August 23, 1999