Form 10-Q/A
period 1999-06-30
BARPOINT COM INC
filed 1999-09-13
CIK 1013690

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

            Class                                Outstanding at June 30, 1999
Common Stock, $.001 par value                         9,877,860 shares

                                   BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                                             June 30, 1999

                                                           Table of Contents





Consolidated Balance Sheet - As of June 30, 1999                                       1

Consolidated Statements of Operations for the Three
Months and Nine Months Ended June 30, 1999                                             2

Consolidated Statements of Stockholders' Equity                                        3

Consolidated Statements of Cash Flows for the Nine
Months Ended June 30, 1999                                                           4-5

Notes to Consolidated Financial Statements                                          6-12

Management's Discussion and Analysis of Financial
Condition and Results of Operations for the Three Months
and Nine Months Ended June 30, 1999                                                13-14









                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                             June 30, 1999

                                                                Assets
Current Assets
     Cash and Cash Equivalents (Includes $59,482
         Of Restricted Funds)                                              $   1,654,450
     Accounts Receivable                                                         194,385
     Loan Receivable-Stockholder                                                 218,655
     Land Held for Resale                                                        149,750
     Other Receivables                                                            62,037
     Prepaid Expenses                                                             11,556
                                                                             ---------
         Total Current Assets                                                                 $  2,290,833

Property and Equipment                                                                              13,823

Other Assets
     Marketable Securities                                                     4,266,295
     Software Development                                                        289,326
     Intangible Assets                                                             3,695
                                                                              --------
         Total Other Assets                                                                      4,559,316
                                                                                               ---------
                  Total Assets                                                                 $ 6,863,972
                                                                                               =========
                                                 Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable and Accrued Expenses                                  $    365,713
     Subscription Payable                                                         70,297
     Loan Payable - Stockholder                                                  110,000
                                                                             ---------
         Total Current Liabilities                                                             $   546,010

Other Liabilities
     Deferred Taxes Payable                                                                      1,324,500

Commitments & Contingencies

Stockholders' Equity
     Preferred Stock -$.001 Par Value, 5,000,000 Shares                                -
         Authorized, 3 Shares Issued and Outstanding
     Common Stock - $.001 par value, 25,000,000 Shares
         Authorized, 9,877,860 Shares Issued and Outstanding                    12,655
     Additional Paid-In-Capital                                                5,537,697
     Accumulated Deficit - Development Company                                 (162,796)
     Comprehensive Income (Loss)                                               (394,094)
                                                                             ---------
         Total Stockholders' Equity                                                              4,993,462
                                                                                                 ---------
                  Total Liabilities and Stockholders' Equity                                   $ 6,863,972
                                                                                                ========







                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                                 CONSOLIDATED STATEMENT OF OPERATIONS



                                                                    Three Months             Nine  Months
                                                                      Ended  *                  Ended  *
                                                                   June 30, 1999             June 30, 1999
                                                                   -------------             -------------
Revenues

Total Revenues                                                $                0        $                0

Cost of Sales and Direct Operating Expenses                                    0                         0
                                                                      ----------              ----------
Gross Profit                                                                   0                         0

Selling, General and Administrative Expenses                             102,484                   171,810
                                                                      ----------              ----------

Income (Loss) From Operations                                          (102,484)                 (171,810)
                                                                      ----------               ----------

Other Income (Expenses)
     Interest and Dividend Income                                          9,605                     9,605
                                                                      ----------                ----------

Income (Loss) Before Income Taxes                                       (92,879)                 (162,205)

Income Taxes                                                                   0                       591
                                                                      ----------                ----------

Net Income (Loss) $     (92,879)                                   $   (162,796)
                                                                       =========                 =========

Basic Earnings (Loss) Per Share                                    $       (.01)         $           (.02)
                                                                       =========                 =========
Weighted Average Number of Shares                                     7,715,314                  6,990,569
                                                                       =========                 =========




* Development Stage Operations











                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     # of Shares            Common Stock           Additional
                                    of Preferred                                   Paid-In      Accumulated    Comprehensive
                                        Stock           Shares          Par Value  Capital      Deficit)       Income         Total
                                        -----           ------          ---------  -------      ---------      ------         -----
   Balance-September 30, 1998                         2,612,500          $ 2,612  $4,253,604    $(1,666,869)   $   0      $2,589,347

   Contribution of 250,000 shares
   of Financial Web stock and
   60,000 warrants of Socket
   Communications, Inc.                                   *                1,968    106,988                                 108,956

   Net  Loss  and  Unrealized   Gain  on  Marketable
   Securities  (Net of Income Taxes) October 1, 1998
   - June 3, 1999                                                                                  (665,558)  2,380,585    1,715,027

   Executive Compensation to Board of
     Directors                                         50,000                500     24,500                                  25,000
                                      ___________     ________           _______   _________       _________ __________    ________

   Balance June 3, 1999                             2,662,500              5,080  4,385,092     (2,332,427)   2,380,585    4,438,330

   Acquisition of Harmat                                                             48,158      2,332,427   (2,380,585)          0
                                      __________    __________           _______  _________      _________   ___________   _________

                                                    2,662,500              5,080  4,433,250             0        0         4,438,330

   BarPoint.Com Equity at June 3, 1999                    100                100     17,888        (92,879)                 (74,891)

   Recapitalization of BarPoint.Com                 6,633,942              6,534     (6,534)                                      0

   Acquisition Costs                                                               (189,000)                               (189,000)
   Development & Administrative Costs                                               240,500                                 240,500
   Private Offerings                                  541,318                541  1,027,963                               1,028,504

   Exercise of Stock Options                           40,000                400     13,600                                  14,000

   Issuance of Preferred Stock           3                                     -         30                                      30

   Net  Loss  and  Unrealized
   Loss  on  Marketable Securities
  (Net of Income  Taxes)
   June 3, 1999 - June 30, 1999                                                                   (69,917)  (394,094)      (464,011)
                                    __________        __________       _________    _________      _______   _______     __________

   Totals                                 3          9,877,860         $12,655    $5,537,697    $ (162,796) $(394,094)   $4,993,462
                                    _________       __________        ________    __________    __________  __________   __________


* 196,768 shares issued subsequent to Balance Sheet date.                               3





                                     BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             June 30, 1999


                                                                    Three Months              Nine  Months
                                                                       Ended                     Ended
                                                                   June 30, 1999             June 30, 1999
                                                                   -------------             -------------

Operating Activities:
     Net Income (Loss)                                             $    (92,879)            $    (162,796)

     Adjustments to Reconcile Net (Loss) to Net Cash
         Provided (Used) by Operating Activities:
     Non-Cash Administrative Expenses                                     13,157                    20,500
                                                                ----------------           ---------------

                                                                        (79,722)                 (142,296)
                                                                 ---------------            --------------

     Changes in Assets and Liabilities:
     Accounts Payable-Net                                               (23,898)                    15,116
     Intangibles                                                         (3,407)                   (3,695)
     Development Costs                                                  (16,694)                  (69,326)
     Subscription Payable                                                 70,297                    70,297
                                                                     -----------                ----------

         Total Adjustments                                                26,298                    12,392
                                                                     -----------                ----------

     Net Cash Provided (Used) by Operating Activities                   (53,424)                 (129,904)
                                                                  --------------             -------------


Investing Activities:
     Accounts Payable - re: Acquisition Cost                             189,000                   189,000
     Loans Receivable - net                                                    -                   (3,184)
     Cash Proceeds from Harmat Acquisition                               628,227                   628,227
     Property & Equipment                                               (13,823)                  (13,823)
                                                                  --------------             -------------
---------

Net Cash Provided by Investing Activities                                803,404                   800,220
                                                                   -------------             -------------

















                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                           CONSOLIDATED STATEMENT OF CASH FLOWS (continued)




                                                                    Three Months              Nine  Months
                                                                       Ended                     Ended
                                                                   June 30, 1999             June 30, 1999
                                                                   -------------             -------------

Financing Activities:
     Proceeds from Acquisition and Issuance
         of Stock - Net of Acquisition Cost                              874,134                   874,134
     Loan Payable-Stockholder                                             30,156                   110,000
                                                                      ----------                 ---------

Net Cash Provided by Financing Activities                                904,290                   984,134
                                                                      ----------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents                   1,654,270                 1,654,450

Cash and Cash Equivalents - Beginning of Period                              180                         0
                                                                      ----------                 ---------

Cash and Cash Equivalents - End of Period                              1,654,450                 1,654,450
                                                                       =========                 =========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Periods for:
     Interest                                                                  0                         0
                                                                       =========                 =========
     Income Taxes                                             $                0           $           591
                                                                       =========                 =========

Non-Cash Transactions - See Notes A and F










                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 3, 1999,  the  Company  acquired  all issued and  outstanding  shares of
BarPoint.Com, Inc., as more fully described in Note F below. The transaction was accounted for as a reverse  acquisition,  as if BarPoint acquired Harmat, due to the fact that the former  shareholders  of  BarPoint  owned a majority of Harmat common  stock  after the  transaction.  The  consolidated  financial  statements presented  herein for the periods prior to the effective date of the acquisition
only  include  the  accounts  of  BarPoint.   The   consolidated   statement  of
shareholders'  equity has been converted from  BarPoint's  capital  structure to
Harmat's  capital  structure to reflect the  exchange of shares  pursuant to the
Agreement.  The  consolidated  group of companies are  collectively  referred to herein as the "Company".  In the opinion of management,  all  adjustments  which include  only  normal  recurring  adjustments  necessary  to present  fairly the financial  position,  results  of  operations  and  cash  flows  of all  periods presented have been made. The results of operations for interim  periods are not necessarily indicative of the operating results for the full year.

The June 30, 1999  financial  statements  reflect  the  financial  position  and
results  of  operations  of  BarPoint.Com,   Inc.  and  its  subsidiaries  on  a
consolidated   basis,  which  reflects  the  Company's  current   organizational
structure.  The  Company's  policy  is  to  consolidate  all  majority  -  owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

Parent Company and It's Nature of Business:

BarPoint.Com, Inc. (Formerly The Harmat Organization, Inc.) - Delaware
Holding Company

Subsidiaries and Their Nature of Business:

BarPoint.Com, Inc. (Florida)("Fla.") Internet shopping portal site using UPC barcodes.

The following are inactive:

Harmat Homes, Inc.
Harmat Holding Corp.









                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   PRINCIPLES OF CONSOLIDATION AND BUSINESS (continued)

Subsidiaries and Their Nature of Business: (continued)

Northside Woods, Inc
Harmat Capital Corp.
Harmat Management, Inc.
Quick Storage, Inc.
Harmat Hospitality, Inc.

Interest In Limited Partnership
A principal stockholder of the Company is a general partner in a partnership in which the Company has limited partnership interests. Management believes that such limited partnership interest has no material value.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At June 30, 1999, all of the Company investments were classified as available for sale securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of shareholders equity as comprehensive income until realized. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note C).








                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share
The Company has adopted  Statement of  Financial  Accounting  Standards  No.128,
Earnings Per Share, (SFAS 128), which specifies a new method of computation, presentation and disclosure of Earnings Per Share (EPS). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding. Diluted EPS is not presented since no effect was given to outstanding options as it would have been anti-dilutive. There was no effect of the adoption of this pronouncement.

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

Software Development Costs
Costs relative to software development are capitalized and carried at book value and include $220,000 for services rendered by certain stockholders. In addition,
there  are  additional   software   costs  for  services   rendered  by  certain
stockholders who have elected not to receive compensation.

Income Taxes
The Company has federal net operating loss tax carryforwards (NOL's) of approximately $1,290,000, and expects these NOL's to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, (see Note F) the Company's ability to utilize the NOL's are restricted under Section 382 of the Internal Revenue Code. Therefore, no tax benefit has been reflected within these financial statements.

 The deferred tax liability at June 30, 1999 relates to the unrealized gain on marketable securities.


NOTE C   MARKETABLE SECURITIES

Marketable securities consist of investments in equity and debt securities at discounted market value, since they are unregistered, restricted securities.
The change in the unrealized loss account for the period ended June 30, 1999 was $656,094.






                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D   LOANS RECEIVABLE/PAYABLE

Stockholder
The loan receivable from Mr. Schilowitz, a company stockholder, bears interest at the Prime Rate charged by Chase Manhattan Bank, NA, and is collateralized by 500,000 shares of Common Stock of the Company. The balance of this loan as of June 30, 1999 was $218,655.

The loan payable to Leigh Rothschild in the amount of $110,000 is unsecured and is non-interest bearing. During August 1999, approximately $106,000 of this amount was repaid.

Other
The Company  loaned  $175,000 to Axxess,  Inc. now known as  Financial  Web.Com,
Inc.,  an  unaffiliated  third  party.  The  loan  is  evidenced  by a  $175,000
Promissory Note dated August 15, 1997. The note bears interest at 2% above prime rate and unpaid  interest and principal  were due August 15, 1998.  The note was extended an extension, and is due in December 1999. Axxess, Inc. pledged 600,000 shares of its common stock as collateral and authorized warrants to purchase its common  stock for a price of $.25 per share (as  amended)  expiring  August  14,
2000.  As of December 15, 1998 the Company  notified  Axxess,  Inc.  that it was exercising  its  warrants  to purchase  175,000  shares of Axxess,  Inc.  for an aggregate  subscription  price of $43,750;  with a market price of approximately
$18 per a share or an aggregate  of  $3,150,000.  On June 30,  1999,  the market price was $12.50 per share.  A total of $43,750 was applied  against the loan in exchange  for the  exercise of stock  warrants.  The  balance of  $131,250  plus accrued interest is included in Accounts Receivable.

NOTE E   FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosure about
Fair Value Financial  Instruments",  which requires disclosing fair value to the
extent   practicable   for  financial   instruments   which  are  recognized  or
unrecognized in the balance sheet.  The fair value of the financial  instruments disclosed herein is not necessarily  representative  of the amount that could be
realized  or  settled,   nor  does  the  fair  value  amount  consider  the  tax
consequences of realization or settlement.

The Company's financial instruments include cash and cash equivalents, trade receivables and payables, short term loans, and short-term debt. It is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations.

NOTE F   ACQUISITION OF ASSETS OF BARPOINT.COM, INC.

On June 3, 1999, the Company  acquired all of the issued and outstanding  shares of BarPoint.Com,  Inc. (Fla.) pursuant to an Acquisition Agreement dated May 20,
1999. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired Harmat, due to the fact that the former  shareholders of BarPoint owned a majority of Harmat  common stock after the  transaction.  BarPoint,  a company that was organized in September,  1998, will soon launch a new internet shopping portal  web site.  The site,  www.barpoint.com,  will  feature a  patent-pending search engine and software  technology that allows consumers to use the standard
UPC barcode to search for product specific information from the internet.
                                                                   9





                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F   ACQUISITION OF ASSETS OF BARPOINT.COM, INC. (continued)

The consideration for the acquisition was 6,634,042 shares of the Company's common stock based upon a negotiated value of $1.90 per share. The purchase price is subject to adjustment depending upon the value of certain of the Company's assets at the date of closing and over a 45 day period following the closing.

Certain shareholders made a capital contribution to the Company of 250,000 shares of FinancialWeb.com, Inc. (the "Fweb Stock") and certain other assets.
The Board of Directors of the Company have declared a stock dividend of the Company's common stock to the Company's shareholders of record on June 3, 1999
(excluding the shareholders of BarPoint who have received the Company's common stock in the transaction). The number of shares to be distributed in the dividend will be determined based upon the value of the Company's investment securities over a 45 day period plus the agreed upon value of the other assets contributed. No payment date has been established for the dividend but it is expected to be in September 1999.

As part of the  transaction,  the  Company  granted 5 year  options to  purchase
800,000 shares at an exercise price of $1.90 per share, to be distributed as the management of BarPoint determines.

As part of the transaction,  the Company sold to Leigh Rothschild,  the Chairman and CEO of the  Company,  three (3) shares of the  Company's  class A  Preferred
Stock for a purchase price of $10 per share. The Preferred Stock shall vote on a pari-pasu basis with the Company's Stock. The Company has outstanding  1,500,000
Class A Warrants and 500,000 Class B Warrants  (collectively,  the  "Warrants").
One share of Preferred  Stock shall be voted in accordance  with the issuance of the  Class A  Warrants  and one  share  of  Preferred  Stock  shall  be voted in accordance with the issuance of the Class B Warrants.  The Preferred Stock shall be entitled to one vote for each share of common stock  issued upon  exercise of the Warrants.  So long as the Warrants are  outstanding  and are not  exercised, then the Preferred  Stock  allocated to the Warrants  shall have no vote. In the event  the  Warrants  are not  exercised  and  expire by their  terms,  then the
Preferred Stock shall be canceled. The third share of Preferred Stock shall have
346,766 votes.  In no event will any of the Preferred Stock have any votes after five (5) years from the date of issue.

In  connection  with  services  rendered,   the  new  consulting  agreement  and
guarantees  issued by Matthew  Schilowitz  relating to collectability of certain assets of the  Company,  Mr.  Schilowitz  was awarded  options to  purchase  the aggregate of 190,615 shares at $1.90 per share, exercisable over a five (5) year period.

David W. Sass, a director of the Company, is the father of Jeffrey W. Sass, a founder, shareholder, and director of BarPoint. McLaughlin & Stern, LLP, general counsel to the Company, is a shareholder of BarPoint and received shares in the Company as part of the transaction. David W. Sass is a member of said firm.








                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G   COMMITMENTS AND CONTINGENCIES

Consulting Agreement
In February 1998, the Company entered into a one year consulting  agreement with
Spencer Trask to advise the Company on financial  matters in connection with the operation  of the business  including  acquisitions,  mergers and other  similar business  combinations.  The agreement has been extended to February,  2000. The
Company paid Spencer Trask an initial $10,000 retainer and an additional  $3,500 per month.  In addition,  Spencer Trask is to receive a transaction  fee for any transactions  consummated  by the Company  during the term of the  agreement  or within two years after the end of the term.  In connection  with this  agreement
Spencer Trask was granted five year warrants to purchase  200,000  shares of the
Company's  common stock at $.35 per share.  In connection  with the  acquisition
(see Note F), Spencer Trask earned an estimated fee of approximately $189,000.

Legal Proceedings Harmat Homes, Inc., a subsidiary, was served with a judgment in the amount of $32,299, in favor of a prior customer. As of the date of these financial statements, such amount has not been paid.

Commitments and Stock Options Plans
The Company has two stock-based  compensation  plans, which are described below.
The Company applies APB Option No.25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized.

1.       The  Plan  for  Incentive   Compensation  of  Matthew  Schilowitz  (the
         "Schilowitz  Incentive Plan"), who is a stockholder and director of the
         Company,  was  adopted by the Board of  Directors  and  approved by the
         Company's sole stockholder on March 1, 1996 and amended August 3, 1996.
         Pursuant to such plan,  Mr.  Schilowitz  has been  granted an option to purchase up to of 500,000  shares of common stock at an exercise  price of $.35 per share as amended.  In conjunction with the acquisition (see
         Note F) all such options have been fully vested.

2.       On March 24, 1997, as part of the Company's 1996 Stock Option Plan, Mr.
         Schilowitz and certain employees were granted an option of 370,000 shares of the Company's common stock at an exercise price of $.35 per share, as amended. All such options are currently outstanding. During the period, 40,000 shares were exercised.

Employment Agreement

On June 3, 1999,  the Company  entered into an Employment  Agreement  with Leigh
Rothschild,  a stockholder,  director,  and chief executive officer, for 3 years with a base  salary  of  $200,000  in the  first  year,  increasing  in  $50,000 increments each subsequent year.










                                    BARPOINT.COM, INC. AND SUBSIDIARIES (DEVELOPMENT STAGE COMPANY)
                                                (FORMERLY THE HARMAT ORGANIZATION, INC.
                                                           AND SUBSIDIARIES)
                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G   COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreement (continued)

On June 3, 1999, the Company entered into a three year employment agreement with Jeffrey W. Sass and a three year consulting agreement with Matthew Schilowitz, who are also company stockholders and directors, for an annual base of $150,000 each, with increments of $25,000 and $50,000 each year thereafter.

Subsequent Event

On August 4 and 5, 1999, the Company concluded private placements of securities pursuant to which it issued an aggregate of 3,970,553 shares of common stock and received gross proceeds of approximately $7,195,000 which includes consideration paid for a Product Supply and License Agreement.





















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

         On August 4, 1999 and  August  5, 1999 the  Company  concluded  private placements of  securities  pursuant to which it issued an aggregate of 3,970,553 shares of common stock and received gross proceeds of  approximately  $7,195,000 which includes considerations paid for a Product Supply and License Agreement.

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







     The operations shown herein reflect the nine months of BarPoint.com, Inc., in accordance with accounting procedures. Loss from operations were $.01 per share and $.02 per share for the three and nine months ended September 30, 1999, respectively, since there were no revenue streams at BarPoint during the three and nine months. It should be noted that the Company has no current revenue stream, however expects to commence its launch either at the end of its fiscal fourth quarter or no later than the beginning of the first quarter of its new fiscal year. Therefore, it is expected that near term operational losses will continue for the year because of administrative expenses. It is expected that future revenues will be generated from commissions, advertising and other sources.

                                                BarPoint.com, Inc.


PART II    OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K

                  a.   Exhibits - None

                  b.      Reports on Form 8- K June 3, 1999 Item 2
                                                            Item 7

                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                BarPoint.com, Inc.
                                                   (Registrant)



         By:________________________
             Leigh M. Rothschild
             Chief Executive Officer




         By:
                  Chief Financial Officer



Date:  September 13, 1999