Form 10KSB
period 1999-09-30
BARPOINT COM INC
filed 1999-12-23
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 1999

or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number 000-21235


                               BarPoint.com, Inc.
                (Name of Small Business Issuer in Its Charter)

      Delaware
(State or Other Jurisdiction of                     11-2780723
 Incorporation or Organization)             (I.R.S. Employer Identification No.)

           One East Broward Blvd., Suite 410, Ft. Lauderdale, FL 33301
               (Address of Principal Executive Offices) (Zip Code)

Issuers Telephone Number:     (954)-745-7500

Securities registered pursuant to Section 12(b) of the Act:

                                 None
                           (Title or Class)

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $0.001 per share
                          (Title or Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [x] Yes [] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer has 15,408,238 shares of Common Stock outstanding as of December 23, 1999.

         The issuer's revenues for the fiscal year ended September 30, 1999 were $0.

         The aggregate market value of the outstanding common stock held by non-affiliates of the issuer on December 17, 1999 (computed by reference to the last reported sales price of the issuer's common stock on the OTC Bulletin Board) was $26,550,375.

                                     PART I
         BarPoint.com cautions readers that certain important factors may affect its actual results and could cause those results to differ significantly from any forward-looking statements made in this Form 10-KSB or otherwise made by or on behalf of BarPoint.com. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact should be considered to be forward-looking statements. Words such as may, expect, believe, anticipate, intend, could, estimate, or continue or the negatives of those words, or other comparable terminology, are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB, including in
Item 1 and Item 6, and include statements as to the intent, belief or expectations of BarPoint.com and its management as of the date of this report. Actual results and the occurrence or timing of certain events could differ materially from those projected in any of such forward-looking statements due to a number of factors, including those set forth under "Factors Affecting Our Operating Results, Business Prospects and Stock Price" and elsewhere in this Form 10-KSB.

     Item 1.  Business

     Overview

         BarPoint has developed and recently launched a comparative shopping and consumer information Internet site utilizing proprietary reverse search technology that enables consumers to search the Internet for product-specific information using universal product codes, known as UPCs or barcode numbers. Barcode numbers are an international standard identifier for retail products. BarPoint has compiled an extensive database, which includes information on approximately 20 million of what we believe to be more than 100 million US retail products with UPC barcode numbers. The BarPoint service can be accessed from a desktop computer or a wide variety of Internet-enabled handheld mobile devices, such as personal digital assistants (PDAs), interactive pagers and cell phones. By typing or scanning the barcode number that manufacturers attach to their products, consumers gain access to a variety of information gathered by BarPoint on the specific product, including:

         manufacturer contact information;
         product reviews, specifications and other related information; comparative pricing from a variety of on-line
          (and, in some cases, retail) sources; and links to purchase the item from a variety of e-commerce vendors.

         On December 6, 1999, we "soft-launched" our preview website, www.barpoint.com, where consumers can access our database to search for information in the following select categories: audio books, books, videos, DVDs and music. In addition, visitors to our preview website can download free software for the Palm VII PDA manufactured by 3 Com/Palm Computing, which enables them to access our database from the Palm VII on a wireless basis. We intend to launch a more complete version of our website with additional categories and features in early 2000. We also plan to release versions of our technology for additional wireless mobile devices, including other Palm OS and Windows CE hand-held computers, interactive pagers from Research in Motion and Motorola, and Internet enabled cellular phones. Since our technology allows the consumer to comparison shop in a retail store with a hand-held wireless device and to place orders to purchase through e-commerce the item they are viewing in the retail store, we believe that BarPoint, by placing product information in the hands of the consumer, has the potential to revolutionize the way people shop and how traditional retailers compete for customers. As of December 22, 1999 we had e-commerce agreements with 310 e-commerce vendors including Amazon.com, ValueAmerica, Cyberian Outpost, eToys and Tower Records.

         Company History

         Our company was incorporated in Delaware on December 19, 1995 under the name The Harmat Organization, Inc. and began operations as a construction, architectural landscape design and real estate development firm. Beginning in 1997, we believed that it was in the best interest of the shareholders of our company to change our direction away from the real estate business. The real estate market in which we concentrated changed, and management felt that there were fewer prospects for significant profit in the future. We began making strategic investments in technology oriented companies.

         On June 3, 1999, we acquired all of the shares of BarPoint.com, Inc., a Florida corporation, and began to develop our current line of business. The transaction was accounted for as a reverse acquisition, as if the Florida corporation had acquired us, because the former shareholders of BarPoint.com, Inc. owned a majority of our outstanding common stock after the transaction. Following the acquisition, we changed our name to BarPoint.com, Inc. The Florida corporation that we acquired is now our wholly-owned subsidiary.

     Industry Overview

         We believe that the development of alternative Internet access devices is a principal factor in the growth of Internet traffic. International Data Corporations estimates that in 1998 approximately 92% of all Internet access was achieved from personal computers. However, International Data Corporation projects  that in 2002 only 67% of  Internet  access  will be  through  personal computers. Alternative Internet access devices include NetTVs, Internet screenphones, and handheld devices. We believe that handheld devices, including PDAs, will become more prevalent. The mobile nature of the Internet access that will be developing over the next few years will allow users to undertake "point-of-sale" comparative shopping, using enhanced product-specific search technology like the BarPoint Shopper.

         The Internet provides consumers with numerous sources of information and numerous sites to purchase items electronically. An increasing number of Internet users are spending an increasing amount of money on online retail spending. International Data Corporation estimates that the number of U.S Internet users was approximately 62.8 million in 1998 and will grow to approximately 148.6 million by the end of 2002. Jupiter Communications, Inc. projected that online shopping in the U.S. was approximately $7.8 billion in 1998 and will reach approximately $41 billion by 2002. We believe that, as the number of electronic commerce transactions increases, more efficient product-specific search capabilities will be increasingly attractive.

         Most current search technology is text-based, relying on the searcher to identify "key words" to search for the item. This search methodology can be useful for searching text archives, but can be inexact and inefficient for searching for particular products. To find a product using current search methodologies, users often undertake multiple levels of searches in a time-consuming process. In contrast, UPC barcode numbers provide an efficient search criteria to locate detailed information regarding a particular product. Each UPC barcode number is unique to a specific manufacturer's product. By using these barcodes and adding a wide range of supplemental product information, we believe we have created a powerful and efficient way to track and search for product-specific information regarding the manufacturer, product and pricing.


     Strategy

           BarPoint intends to establish itself as the leading product-specific comparative information and shopping service for mobile and online e-commerce. BarPoint seeks to achieve this goal by:

Integrating BarPoint's Technology into New and Existing Avenues of Internet Access. To attract consumers who access the Internet through personal computers, we intend to license our patent pending technology to other portal and search engine sites. In addition, we provide consumers the opportunity to enter a UPC barcode number into a handheld device and access information about the product, including competing prices and reviews, while at the store. Currently this is possible by downloading our BarPoint ShopperTM application for the Palm VII device. We are also developing applications for use with other PDAs and portable wireless devices, and are working with manufacturers to bundle our technology into their existing and future products.

     Pursuing Strategic Relationships. We have established a strategic relationship with Symbol Technologies, Inc. (See "Strategic Relationships and Acquisition"), and we intend to establish and expand strategic relationships with content providers, technology manufacturers, distributors and others. We intend to capitalize on existing relationships by offering opportunities to sponsor categories of products on the BarPoint web site and mobile devices and by entering into co-branding relationships. We are currently planning and intend to cross-promote and/or bundle products with a wide range of wireless Internet devices including those manufactured by Symbol and 3COM among others.

     Establishing a Brand Identity. BarPoint will seek to build its brand identity through traditional advertising and promotional vehicles in order to generate high traffic levels to the BarPoint web site and consumer awareness of the BarPoint name. We have entered into an agreement with Wunderman Cato Johnson, a division of Young & Rubicam, Inc. to develop our advertising and marketing strategy and promote our brand recognition.

     Capitalizing on multiple avenues of generating revenues. While many Internet sites hope to generate revenues simply from advertising on e-commerce, BarPoint intends to generate revenues from these sources and through licensing, manufacturer listings, sponsorship and data-mining. As with other heavily trafficked web sites, www.barpoint.com will sell banner advertisements and sponsorship buttons throughout its pages. Manufacturers and retailers will have the opportunity to add supplemental product information to the BarPoint search results and ensure that their products appear in the comparative and related products sections when searches are conducted for similar and/or competitive products. In return for monthly and/or annual fees, retailers and e-commerce sites will have the opportunity to sponsor a product category resulting in their link being given premium placement when a user submits a UPC barcode number to the sponsored product category. As of December 22, 1999, we had agreements with 310 e-commerce sites to pay BarPoint, on a percentage basis, for each referral that generates revenue. In addition, we plan to charge retailers, manufacturers and others for access to our My BarPoint database which allows a company to reach customers by certain demographic characteristics.

     Database and Products

         The BarPoint technology can be accessed via the Internet at www.barpoint.com from desktops or handheld wireless devices. It is presently available on a variety of hand-held and wireless devices including the Palm VII from 3COM/Palm Computing, interactive pagers such as those from Research In Motion, and the SPT 1500, a Palm VII with a built-in scanning device, manufactured by Symbol Technologies. Our web site currently allows UPC searches in the following categories:

     o        audio books;
     o        books;
     o        DVDs;
     o        music; and
     o        videos.

         We expect to add search capabilities for additional categories of products, including computer hardware and software, groceries, automotive, office supplies, pet supplies, toys, hardware, vitamins and pharmaceuticals, electronics and more.

         Additional features we are developing include the My BarPoint service, BarPoints(TM), and the sale of barcode input devices. The My BarPoint service will allow members to store product UPC barcode numbers and receive free e-mail messages about the products, such as coupon information, warranty registration, new product releases, rebates, special offers, recalls and auctions.
BarPoints(TM) is a loyalty rewards program for frequent users of our BarPoint technology. We plan to offer for sale new products containing barcode scanning features including the SPT 1500, a Palm Computing PDA manufactured by Symbol Technologies.

     Strategic Relationships and Acquisition

     As part of our strategy, we have entered into strategic relationships and pursued acquisitions with content providers, technology manufacturers and distributors, including the following:

     In August 1999, we announced a strategic partnership with Symbol Technologies, Inc. As part of the strategic partnership Symbol Technologies purchased 1,315,789 shares of our common stock representing approximately 9% of our outstanding common stock and granted us a royalty free license to use Symbol's scanner patents. We agreed to sell Symbol SPT 1500 machines and grant Symbol the right to designate one designee to our board of directors. Symbol manufactures a wide range of barcode scanning hardware that is compatible with BarPoint's service, including the SPT 1500, a handheld organizer using the popular Palm platform with a built in laser barcode scanner.

     In August 1999, we announced a partnership with JP Systems, Inc. to integrate our BarPoint Shopper technology into JP Systems' Info Beam content package for wireless devices. InfoBeam software provides on-demand access to data and is available for a number of popular handheld devices and PDAs working with two-way pagers, wireless modems or cell phones. In November 1999, Motorola announced that it would be offering JP Systems Info Beam, including BarPoints UPC search service, on its new Pagewriter 2000x Interactive Pager.

     On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices. Synergy Solutions products are currently sold at major on-line, retail, and catalog software vendors. We hope that Synergy Solutions, as a wholly-owned subsidiary of BarPoint, will drive the core development of handheld applications and mobile e-commerce solutions to further enable and enhance consumer buying decisions and shopping experiences through UPC barcode numbers, while continuing to provide the high level of quality of the Palm OS applications they have developed in the past.

     We have made an association with Konover Property Trust, Inc. (NYSE:KPT), a fully integrated shopping center real estate investment trust, to collaborate to combine the experience of traditional retail shopping with the breadth of information, selection and convenience of e-commerce on
     truefinds.com, an online shopping site created by Konover. This collaboration will allow consumers to use and benefit from the unique UPC barcode that identifies brand name products. An online shopper will enter a particular item's UPC number at truefinds.com, and the BarPoint service will provide a virtual connection to a store's inventory to determine if that product is available in a different color or size or to gather additional information about the product.

     The Company has an alliance with Go America, a leading wireless Internet Service Provider (ISP) to offer BarPoint's service to its wireless customers on devices such as the Research In Motion (RIM) interactive pager, as well as handheld devices using wireless modems and Go America's s internet service.

     Technology

         BarPoint utilizes proprietary 'reverse search' technology that enables consumers to search the Internet for product-specific information using UPC barcode numbers. When a UPC barcode number is entered, BarPoint's technology and database is used to first identify the item, as well as its manufacturer and product category. Then, using that information, BarPoint's search technology collects a wide range of product details, links and related information. All of this information is returned to the consumer in the BarPoint search results page.

         Currently, our web site is hosted on Unix based equipment from Sun Microsystems and our primary database is stored using Oracle 8i software. The server equipment is located at Global Crossings, Inc., which we believe to be a tier 1 Internet provider.

         The BarPoint service is available through accessing www.barpoint.com through which UPC barcode number searches can be executed by simply typing or scanning in a UPC barcode number. If a consumer visiting the BarPoint site does not have the UPC barcode number handy for the product they are interested in, they can also conduct a search by entering a text description of the desired item. Our company has also introduced the BarPoint Shopper(TM) web clipping application for the Palm VII wireless organizer from 3Com/Palm Computing, and will be releasing versions of the BarPoint Shopper(TM) for many wireless mobile devices including other Palm OS and Windows CE handheld computers, interactive pagers from RIM and Motorola and cellular phones. Customers are able to see an item they wish to purchase in a retail store and enter the item's barcode into a handheld device and obtain detailed product information, including comparative prices from a variety of vendors.

     Sales and Marketing

         We plan to generate revenue from the BarPoint portal and BarPoint Shopper in the following ways:

     establishing sponsorship arrangements for product search categories with leading online brands, both on our website and on mobile devices;

     selling advertising space on the BarPoint free software and web site;

     offering manufacturers and retailers the opportunity to list supplemental product information with the BarPoint search results for their products;

     offering manufacturers and retailers the opportunity to list their product in BarPoint's comparative and related product sections when searches are done for similar or competitive products;

     entering into revenue sharing arrangements with e-commerce partner sites for any BarPoint referred online customer;

     sales of hardware through our website; and

     licensing fees from other Internet sites that license our technology.

         As of December 22, 1999, we have entered into e-commerce agreements with 310 e-commerce vendors including companies such as Amazon.com,
ValueAmerica, Cyberian Outpost, eToys and Tower Records. These e- commerce agreements are industry standard agreements that Internet companies enter into in order to provide links from the company's website to an e-commerce vendor's website. When a customer visits BarPoint and links to one of the e-commerce vendor companies websites to purchase an item, BarPoint receives a commission. Typically, these commissions range from 5% to 30% of the sale.

         When the My BarPoint service becomes available, we intend to provide manufacturers, retailers and others the ability to send e-mail or other notifications to persons who store a particular UPC barcode number on the service. My BarPoint users will indicate when they register if they would like to receive such messages.

         Our in-house sales force currently includes 2 employees whose sales focus is on banner advertisements and category sponsorship. We have entered into a strategic marketing and advertising relationship with Wunderman Cato Johnson, a division of Young & Rubicam, Inc., who will assist in developing our advertising and marketing strategy and promoting our brand recognition.

         Research and Development

         We believe that strong product development capabilities are essential to our strategy of continuing to enhance and improve our product offerings both on our web site and on mobile devices. This process involves continued investment in equipment, services and qualified personnel to optimize our ability to adapt to rapidly changing technologies and evolving customer expectations. Our patent-pending "reverse search" technology has been developed to be scalable and to provide access to our database of UPC linked product information from a variety of Internet capable devices, using industry standard software platforms. Our in-house web development team includes programmers, engineers, graphic designers, and database administrators.

         Research and development expenses were $77,912 for the year ended September 30, 1999. Research and development expenses to date have been to development of our large database of products and information linked to the manufacturer's UPC barcode number, as well as the hiring of personnel. These numbers do not reflect research and development expenses that were capitalized. In addition these figures do not reflect the research and development expenses related to the preview and launch of our web site which occurred subsequent to September 30, 1999. We expect that research and development expenses in fiscal year 2000 will significantly exceed our research and development expenses for fiscal year 1999. See "Factors Affecting Our Operating Results, Business Prospects and Stock Price" for a discussion of certain risks related to our research and development.

         Intellectual Property

         BarPoint's success and ability to compete depend significantly on our proprietary technology. We have applied for patent protection of our BarPoint technology. We cannot assure our stockholders that a patent will be issued, or if issued that it will be upheld against any challenges. In addition, we rely on copyright, trademark and trade secret laws and confidentiality agreements with our employees and third parties to protect our intellectual property. We have applied for registration of two trademarks for the BarPoint name and our logo in the United States and will seek to register additional service marks and trademarks as appropriate.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information or technology. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States and we currently do not have any patents or patent applications in any foreign country. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

         Companies in the computer software industry frequently resort to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. This type of litigation, even if we are successful, could be time-consuming and expensive, divert management's attention, cause product or service delays or require us to enter into royalty or licensing agreements on terms that may not be acceptable to us. A successful claim of infringement against us could materially adversely affect our business, financial condition and results of operations.

          Competition

         The Internet consumer market is a new and rapidly emerging area. We face competition from a number of established competitors who offer consumer goods and items on the Internet, as well as product information and price comparisons, including Yahoo!, Lycos, Excite, My Simon, Comparenet, Amazon.com and others. Many of our competitors have greater financial, technical, marketing and other resources. Because barriers to entry are low, new competitors will continue to emerge.

          Our ability to compete successfully depends in part upon our ability to attract and retain personnel with a wide range of technical capabilities. Competition for experienced and technically capable personnel is intense, and is expected to increase in the future. We cannot assure our shareholders that we will be able to attract and retain the necessary personnel to develop and expand our business.

         We believe that BarPoint is the first system to search for detailed product information on the Internet using UPC barcode numbers as the primary search parameter. If another company develops similar or superior capabilities or if our concept and technology do not achieve market acceptance, our business, financial condition and results of operations will be materially adversely affected.

         Employees

         As of December 17, 1999, we had 30 employees. None of our employees is represented by a labor union and we consider our relationship with our employees to be good. We believe that our future success will depend upon our ability to attract and retain qualified personnel, in spite of the intense competition for technically capable personnel.

     Item 2.  Properties

         BarPoint currently rents 10,284 square feet of office space at One East Broward Boulevard, Suite 410, Ft. Lauderdale, FL 33301 under a temporary lease that expires December 31, 1999. We are currently in the process of negotiating a new lease that we expect will have a term of five years commencing January 1, 2000. If we fail to execute the new lease, we are obligated to pay the landlord $200,000 in agreed upon liquidated damages.

              On September 21, 1999 we entered into a contract of sale to sell land held for sale for $175,000. The sale closed on December 18, 1999. We will recognize income of approximately $25,000, before commissions and other selling expenses.

     Item 3.  Legal Proceedings

         BarPoint is not currently involved in any pending legal proceedings.

     Item 4.  Submission of Matters to a Vote of Security Holders

         In June 1999, by written consent of our shareholders, holding a majority of the shares of our company entitled to vote, voted to amend our certificate of incorporation in accordance with Delaware Law to change our name to BarPoint.com, Inc.

                                    PART II

     Item 5.  Market for Common Equity and Related Shareholder Matters

         Our common stock is traded on the OTC Bulletin Board under the symbol BPNT. Before we changed our name to BarPoint, our common stock traded on the OTC Bulletin Board under the symbol HMAT. Prior to our initial public offering under the name The Harmat Organization on September 9, 1996, there was no public trading market for such shares. The following table sets forth the high and low closing bid quotations for the company's common stock:


                 Fiscal Year                           High            Low

     2000
     First Quarter (through 12/21/99)                 $15 1/2        $4 3/4

     1999
     First Quarter                                    $ 5/8          $ 1/4
     Second Quarter                                   $31/2          $ 9/16
     Third Quarter                                    $6 3/16        $3 1/8
     Fourth Quarter                                   $5 19/32       $4 1/16

       1998
     First Quarter                                    $ 3/8          $ 1/8
     Second Quarter                                   $ 1/4          $ 1/8
     Third Quarter                                    $13/32         $ 1/4
     Fourth Quarter                                   $ 3/8          $ 1/8

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stocks, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         As of November 19, 1999 there were 1,035 record holders of our company's common stock.

          Dividend Policy

         Generally we do not pay dividends and we have no present intention of paying cash dividends in the foreseeable future. However, we declared a stock dividend of an aggregate of 878,770 shares of the Company's common stock to shareholders of record on June 2, 1999 and distributed on October 19, 1999, pro rata to their shareholding.

          Recent Sales of Unregistered Securities

         In June, 1999, we issued 6,634,042 shares of common stock in connection with our acquisition of BarPoint.com, Inc. The transaction was valued at $1.90 per share, but is subject to adjustment based on the value of certain assets subsequent to the date of closing. We believe this transaction is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

          On June 14, 1999, we completed a private placement of an aggregate of 541,318 shares of common stock to six accredited investors for gross proceeds of approximately $1,028,500. We believe this transaction is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         On August 4, 1999 and August 5, 1999, the company concluded private placements of an aggregate of 3,958,550 shares of common stock to Symbol Technologies, Inc. and 59 accredited investors and received gross proceeds of approximately $6,166,500 in cash and a subscription note. We believe this transaction is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. (See "Strategic Relationships and Acquisition" and "Other Related Transactions".)

     Item 6.  Management's Discussion and Analysis or Plan of Operations

         Overview

          On June 3, 1999, we acquired all issued and outstanding shares of BarPoint.com, Inc. in exchange for 6,634,042 shares of our common stock. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired us, because the former shareholders of BarPoint owned a majority of our common stock after the transaction. As a result of a post-closing adjustment provision we issued a stock dividend to owners of shares of Harmat common stock as of June 2, 1999 of a total of 878,770 shares of our common stock. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of BarPoint, because we have discontinued our prior real estate development business. The consolidated statement of shareholders' equity has been converted from BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the merger agreement. Comparative financial statements are not included as a result of this reverse acquisition.

         The financial statements reflect the financial position and results of operations of BarPoint and our subsidiaries on a consolidated basis, which reflects our current organizational structure. Our policy is to consolidate all majority -owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

          On December 6, 1999, we launched a preview version of our website, www.barpoint.com, which features a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode number that appears on what we believe to be more than 100 million retail items to search for product-specific information from and shop for products on the Internet. We intend to launch a more complete version of our website with additional categories and features in early 2000.

               Results of Operations

          Loss from operations were $.05 per common share for the year ended September 30, 1999. As of September 30, 1999, we had no current revenue stream; however with our December 6, 1999 launch of our preview website, and our more complete launch in early 2000, we expect to begin to book revenues. We also expect that near term operational losses will continue for the foreseeable future because of advertising, research and development and administrative expenses. We intend to generate future revenues from commissions, advertising and other sources.

         Selling, general and administration expenses were $832,290 for the year ended September 30, 1999. Selling, general and administration expenses consist primarily of professional fees, hiring of personnel, travel and entertainment.

         Research and development expenses were $77,912 for the year ended September 30, 1999. Research and development expenses were primarily due to development of our large database of products and information linked to the manufacturer's UPC barcode and hiring of personnel. We anticipate research and development expenses will increase significantly in the upcoming year.

         Advertising  expenses  were  $90,800 for the year ended  September  30,
1999.   Advertising   expenses  were  primarily   related  to  developing  brand
recognition and the launch of our website.

         Interest income was $63,607 for the year ended September 30, 1999. Interest income was primarily due to interest earned form our money market account.

      Liquidity and Capital Resources

          As of September 30, 1999, we had approximately $6.0 million in cash and cash equivalents and $3,223,123 in marketable securities. These marketable securities consisted of 750,000 shares of Preferred Series D stock of Socket Communications, Inc. and 425,000 shares of common stock of FinancialWeb.Com, Inc. The shares of FinancialWeb are not saleable for a one year period.

         For the year ended September 30, 1999 , we had cash flow used in operations of [$679,294]. The negative cash flow was primarily due to the net loss from operations.

         For the year ended September 30, 1999, net cash provided by investing activities of $361,549 was primarily the result of the reverse acquisition by the Harmat Organization, Inc.

         For the year ended September 30, 1999, net cash provided by financing activities of $6,291,700 was primarily the result of proceeds form the sales of common stock in private placements. From June through August 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for gross proceeds of approximately $7,195,000, which includes a subscription note receivable of $750,000.

         We have federal net operating loss carryforwards (NOL) of approximately $1,680,000 and expects these NOL to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, resulting from the stockholders of BarPoint gaining more than half of our common stock in the merger, our ability to utilize the NOL is restricted under Section 382 of the Internal Revenue Code. Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

          We believe that cash, cash equivalents and marketable securities, together with projected cash flow from operations, will be sufficient to meet our liquidity and capital requirements for the next year, although no assurance exists that we will not require additional capital prior to the end of such period.

         Subsequent Events

         On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices, for 75,000 shares of BarPoint common stock, $100,000 and additional earn out payments. Synergy Solutions products are currently sold at major on-line, retail, and catalog software vendors.

         On  November  4,  1999,  we  converted  750,000  shares  of our  Socket
Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares which are registered by a prospectus filed August 3, 1999 and amended November 8, 1999.

         On September 21, 1999 we entered into a contract of sale to sell land held for sale for $175,000. The sale closed on December 18, 1999. We will recognize income of approximately $25,000, before commissions and other selling expenses.

         On June 3, 1999, we issued three shares of preferred stock, one Class I share, one Class II share and one Class III share. On December 16, 1999, pursuant to a stock exchange agreement, voting rights were allocated to the Class I and II shares due to the cancellation of our company's Class A and B warrants. In connection with the cancellation of all Class A Warrants and Class B Warrants the Company issued 325,000 shares of common stock. The Class I share shall vote with the common stock and shall have 216,667 votes. The Class II share shall vote with the common stock and shall have 108,333 votes. The Class III share shall vote with the common stock and shall have 346,766 votes. None of these shares of preferred stock are entitled to any dividends. All voting rights for these preferred shares end on June 3, 2004. All three shares of preferred stock were issued to Leigh Rothschild, our Chairman and Chief Executive Officer.

     Year 2000 Issues

         We may experience the effects of the Year 2000 issue before, on, or after January 1, 2000, and, if we do not address this issue, the impact on operations and financial reporting may range from minor errors to significant systems' failures which could affect our ability to conduct normal business operations. We believe that by modifying or replacing systems, and by monitoring the Year 2000 readiness of key external parties, we are mitigating its Year 2000 risks. However, we cannot assure our stockholders that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect us.

           FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS
                              AND STOCK PRICE

         This report on Form 10-KSB contains forward-looking statements which involve risks and uncertainties. The factors described below, among others, could cause our actual results to differ materially from those anticipated.

     Our operating history is limited.

         While our company was founded in 1995, we only began our current operations with the acquisition of BarPoint in June 1999. When we acquired BarPoint it had been in existence since October 1998. Therefore our results of operations from prior periods are not indicative of our future results. We face substantial difficulties as an early stage company in a new and rapidly evolving industry, and do not have financial results which are relevant to evaluate our business and our prospects.

     We have a history of operating losses and expect to continue to post losses.

         We incurred a net loss of $438,595 from our inception through September 30, 1999. Prior to the launch of our preview website on December 6, 1999, we had no revenues. We expect to continue to incur losses in the foreseeable future due to the advertising, research and development, selling, general and administrative expenses involved in launching and marketing our website. We have not yet begun to generate revenues and we are unable to assure our shareholders that we will achieve profitability, or sustain profitability if attained in the future.

     We expect to experience rapid technological changes and an increase in cost and competition.

         The Internet industry is relatively new and has undergone, and is expected to continue to undergo, significant and rapid technological changes. Market penetration and customer acceptance of our business will depend upon our ability to develop successful marketing strategies as well as our ability to adapt to rapid technological changes in the industry and integrate our technology into emerging wireless access devices and other Internet appliances. We also expect that new competitors may introduce systems or services that are directly or indirectly competitive with those of our company. These competitors may succeed in developing systems and services that have greater functionality or are less costly than our systems and services, and may be more successful in marketing such systems and services.

     We recently launched our website and may not achieve market acceptance.

          Our success depends on a sufficient number of Internet users utilizing our specific technology to enable us to achieve profitable operations. We cannot predict whether the technology, licenses, and business plan we have developed will appeal as a package to Internet users. Wide market acceptance will be necessary to generate profits and enable us to continue in the marketplace.

     We are dependent on the Internet and third party Internet providers to conduct business.

         We are dependent on the Internet and third party Internet providers to conduct our business. If the Internet were to experience technical difficulties that limit our ability to provide information through our website, limit our customers' access to our website, or impair our ability to effectively process information through the Internet, our business would be adversely affected. We have an agreement with a third party to host our website from their facility in California. At this time we do not have a redundant host center. If our host center in California experiences technical difficulties, our website may be unavailable and our business, reputation, financial condition and results of operation may suffer.

         We may experience the adverse effect of economic downturn.

         Our system is dependent upon our customers' shopping habits, consumer spending capability and their ability to access the Internet. In the event of an economic downturn or change in consumer patterns, our business could be adversely affected. For example, if the economy declines, the public's ability and desire to shop or spend money may significantly decrease. A shift in the economic environment may cause the public to limit their consumer spending. In addition, a customers' ability to purchase a computer and access the Internet may equally be affected in an economic downturn.

     Our current officers and directors can act together to control the actions of our company.

         As of December 23, 1999, our executive officers and directors own a total of 3,590,969 shares, representing approximately 23.3% of our outstanding common stock. In addition, Leigh Rothschild holds three shares of Series A Preferred Stock that vote with the common stock. Class I of the Series A Preferred Stock has 216,667 votes, Class II of the Series A Preferred Stock has 108,333 votes, and Class III of the Series A Preferred Stock has 346,766 votes. Jay Linn, one of our directors, is the trustee of Irrevocable Trust No. III, one of our shareholders who owns 4,973,328 shares of our common stock. Mr. Linn disclaims all beneficial ownership of these shares. As a result, our officers and directors are able to control the election of directors and the outcome of other matters that come before the shareholders. They may defeat a proposed merger or acquisition which some of our stockholders may consider to be in their best interest. Management's stock ownership and voting control may also discourage potential acquirers from making a tender offer or other proposal to obtain control of our company, even at a premium to the then prevailing stock price.

We  may  need  to  incur  litigation   expenses  in  order  to  defend  our
intellectual property rights and might nevertheless be unable to adequately protect these rights.

         We may need to engage in costly litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. We have applied for one patent and expect to apply for additional patents, as we deem appropriate. We cannot assure you that our efforts to prevent misappropriation or infringement of our intellectual property will be successful. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online services and features or to license alternative technology from another party. Implementation of any of these alternatives could be costly and time-consuming and may not be successful. Any intellectual property litigation would likely result in substantial costs and diversion of resources and management attention.

          Our success largely depends on our trademarks and internally developed technologies, including our Internet systems and lead-delivery systems, which we seek to protect through a combination of patent, trademark, copyright and trade secret laws. Protection of our trademarks is crucial as we attempt to build our brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Although we are not currently engaged in any lawsuits for the purpose of defending our intellectual property rights, we may need to engage in such litigation in the future. Moreover, we may be unable to maintain the value of our intellectual property rights in the future.

         Because of the growth of the Internet and Internet related businesses, patent applications are continuously and simultaneously being filed in connection with Internet related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

         In addition, while there can be no assurance that our patent applications will result in the issuance of patents, however, in the event that they do, we may still not be aware of current patents or other intellectual property that already exist similar to our own. While we believe that our technology does not infringe on the proprietary rights of others, we may inadvertently infringe upon third parties' patents and intellectual property in the future. We may be challenged as to the validity of our current and future patents and patent applications, and asked or mandated to modify our systems accordingly or even discontinue our operations. There can be no assurance that such third parties will not assert such claims of infringement against us and that such claims will not lead to litigation.

     If third parties acquire domain names that are similar to our domain names, they could decrease the value of our trademarks and take customers away from our website.

         We currently hold the Internet domain name BarPoint.com as well as various other related names. We may be unable to prevent third parties from acquiring similar domain names, which could reduce the value of our trademarks, potentially weaken our brand name and take customers away from our website.
Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that infringe on, or otherwise decrease the value of, our trademarks and other intellectual property rights. We believe other online companies in other countries may be using domain names that potentially infringe on our trademarks. We may be unable to prevent them from using these domain names, and this use may decrease the value of our trademarks and our brand name.

     We may be unable to successfully compete in the highly competitive Internet consumer business.

         The Internet consumer market is a new and rapidly emerging area. We face competition from a number of established competitors who offer consumer goods and items on the Internet, including Yahoo, Lycos and Excite, which provide search engines to potential consumers. In addition to the search engines are comparative price shopping websites such as mysimon.com, dealtime.com and checkout.com. These websites offer similar comparative price shopping as BarPoint and are expected to be our main competitors. Many of our competitors have greater financial, technical, marketing and other resources. We expect competition to intensify in the future. As the Internet continues to displace the traditional ways of shopping and consumer spending, we believe that the number of companies involved in providing online consumer information and comparative price shopping, will increase their efforts to develop services and marketing programs that compete with our approach. We are unable to anticipate which other companies are likely to offer competitive services and marketing approaches in the future.

         We are dependent on the proliferation of third party products.

         Our company has no direct control over the proliferation of third party products which either presently, or in the future intends to, utilize our technology. Failure of consumers to be able to adopt or attain our technology through the widespread distribution of such products could impact our company's ability to achieve our business model and generate revenues.

         One aspect of our strategy depends on integrating our technology and software into mobile Internet access devices such as PDAs, interactive pagers and cellular phones such as the Palm VII, Bidiretional Pager, and Internet photos. If the devices that contain our software or for which our software is available, do not achieve market acceptance, we will not generate sufficient traffic and revenues to offset the costs associated with this strategy. Even if these devices achieve market acceptance, technical difficulties that limit access to our database could adversely affect our business. There can be no assurance that such proliferation will occur in time to provide us with adequate revenue during the development phase of the business.

         In addition, we intend to continue to enter into agreements with third parties to make our technology available through new computer devices, such as our agreement with Symbol Technologies. Our success depends upon our ability to enter into these agreements and renew them on favorable terms after their expiration. Moreover, if these agreements terminate, or if the third party experience technical difficulties causing us to lose access to these devices, our business would be materially and adversely affected.

     We have a need for highly qualified personnel.

         The success of our business will depend upon our ability to attract and retain personnel with a wide range of technical capabilities. Competition for such personnel is intense, and is expected to increase in the future. If we are unable to attract and retain qualified personnel, our business and results of operations will be adversely affected.

     Reduced barriers to entry may increase competition.

         Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of providing services but also facilitate increased competition by reducing competitors' costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

     We may be vulnerable to attempts by unauthorized computer users to penetrate our network security.

         Someone may be able to misappropriate proprietary information and cause interruptions in our services. We may need to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. In addition to security breaches, inadvertent transmission of computer viruses could expose us to risk of loss or litigation and possible liability.

         The nature of our business is highly seasonal.

          The revenues and operations of companies in the e-commerce business are subject to seasonal variations and have typically increased during the months of November and December, and declined after the holiday months. We have only "soft-launched" our website as of December 6, 1999 and do not intend to launch a more complete version of our website until after the busier holiday months, in early 2000. This could have a material adverse impact on the operating results and our ability to achieve profitable operations.

     We may need additional financing.

         We intend to fund our operations and other capital needs for the next 12 months from the date of this report substantially from revenues generated by our planned operations, investments, the proceeds of our recent acquisition and private placements. Because we only recently launched our website, we may not adequately predict our costs and expenses and available funds may be insufficient. Additional financing may not be available on acceptable terms if at all.

         We have a limited history of trading.

         We have been trading on the OTC Bulletin Board since our initial public offering (IPO) in September 1996. Since our IPO, we conducted a low volume of trading until our June 3, 1999 acquisition and subsequent change from our real estate investment business into our current Internet business. Since June 3, 1999, we have been trading at a significantly increased volume and at higher prices. There can be no assurance that an active market for our securities will be sustained in the future.

          The market price for our company's common stock may be significantly affected by such factors as our company's financial results, changes in technology, changes in the Internet, new competition, consumer demands, a shift in products that carry our technology, any change to the UPC barcode number system, or any change in consumer spending habits.

         Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies as well as Internet/high tech companies, the stocks of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price for our company's common stock may be affected by general stock market volatility.

         We may be subject to increased government regulations in the future.

         We are subject to the risks associated with changes in United States regulatory requirements. There can be no assurances that more stringent regulatory requirements and/or safety and quality standards will not be issued in the future with an adverse effect on the business of our company. In addition, use of our website could be adversely affected if third parties, such as our Internet system provider as well as the Internet system providers of our customers, adopted stricter safety standards or become more heavily regulated by the Federal Communications Commission.

         We rely on third party distributors.

The products that are sold through our website rely on third party distributors, retailers and suppliers. Such reliance upon third party distribution and supply sources subjects our company to risks of business failure by such individual distributors and credit, inventory and business concentration risks.

The sale of our investment securities may affect our liquidity and capital resources.

         We have $3,223,123 in marketable securities. These securities consist of 1,307,190 common shares of Socket Communications, Inc. and 425,000 shares of common stock of Financial Web.com, Inc. The Socket shares are unrestricted securities and may be traded at any time. In the event we decided to sell our shares in Socket our liquidity and capital resources could be materially and adversely affected.

     The price of our stock may decrease as a result of sales under Rule 144.

         As of December 23, 1999, 13,304,983 shares of common stock held by present shareholders had not been registered under the Securities Act of 1933. These shares can only be sold pursuant to an exemption from the registration requirements of the Securities Act and may be sold in compliance with Rule 144 under the Securities Act. Sales of substantial amounts of stock under Rule 144 could adversely affect the market price of the shares and make it more difficult for us to sell our stock in the future.

     The failure of third party vendors to be year 2000 compliant could adversely affect us.

         Certain entities with which we transact business, including customers and vendors may suffer from the year 2000 problem. We cannot be certain their products or systems are year 2000 compliant. We cannot predict the effects of the year 2000 problem on such entities or on the economy in general, or the resulting effects on us. We may suffer interruptions or additional expense or lose revenue to the extent customers or vendors are not compliant.

     Our authorized preferred stock may have anti-takeover effects.

         Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, $.001 par value per share. Only three shares of preferred stock have been designated and issued. Our board of directors is authorized to issue shares of preferred stock from time to time with the relative conversion rights, voting rights, terms of redemption and liquidation preferences the directors designate. If shares of preferred stock with voting rights are issued, such issuance could affect the voting rights of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights. If our board of directors authorizes the issuance of shares of preferred stock with conversion rights, the number of shares of our common stock outstanding could potentially be increased by up to the authorized amount. Issuance of shares of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control of our company and may adversely affect the rights of holders of our common stock. Also, the preferred stock could have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights. In addition, the terms of any series of preferred stock, could adversely affect the rights of holders of the common stock. The issuance of preferred stock could make the possible takeover of our company or the removal of our management more difficult, discourage hostile bids for control of our company in which stockholders may receive premiums for their shares of common stock or otherwise dilute the rights of holders of common stock and the market price of the common stock.

         On June 3, 1999, we issued three shares of preferred stock, one Class I share, one Class II share and one Class III share. The Class I share shall vote with the common stock and shall have 216,667 votes. The Class II share shall vote with the common stock and shall have 108,333 votes. The Class III share shall vote with the common stock and shall have 346,766 votes. None of these shares of preferred stock are entitled to any dividends.

All voting rights for these preferred shares end on June 3, 2004. All three shares of preferred stock were issued to Leigh Rothschild, our Chairman and Chief Executive Officer.

     Item 7.  Financial Statements

         The financial statements required by this Item 7 are set forth at the pages indicated in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

None.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Registrant

         The following is a list of our executive officers and directors and a brief summary of their business experience and certain other information are set forth below:


     Name                      Age            Title

Leigh M. Rothschild            47      CEO and Chairman
Jeffrey W. Sass                40      Chief Operating Officer, Executive
                                        Vice President, Secretary and Director
Seymour G. Siegel              57      Treasurer and Director
David W. Sass                  64      Director
Matthew C. Schilowitz          36      Director
Jay Howard Linn                65      Director
Kenneth Jaeggi                 53      Director

          The biographies of our directors are as follows:

          Leigh M. Rothschild. Prior to founding BarPoint.com in October 1998, Mr. Rothschild was President and Chief Executive Officer of Intracorp Entertainment, Inc., a consumer software company with worldwide product distribution that he founded in 1984. Mr. Rothschild is a former presidential appointee to the High-Resolution Board for the United States under former President George W. Bush. He has served two Florida governors on technology boards and served as a special advisor to the their Florida Secretary of Commerce, now Governor, Jeb Bush. Prior to founding Intracorp, Mr. Rothschild was a real estate investor and founded several high technology companies. Mr. Rothschild has an undergraduate degree from and has also done post graduate work at the University of Miami.

          Jeffrey W. Sass. Prior to joining BarPoint in June 1999, Mr. Sass formed, in July 1997, the Marketing Machine, a full-service marketing agency and consulting firm, servicing clients in computer hardware, software and other industries. From April 1995 through July 1997 he served as Vice President of marketing at Intracorp Entertainment. From July 1994 through April 1995 Mr. Sass was the director of marketing of Gametek, Inc. Mr. Sass is a graduate of Cornell University.

          Seymour G. Siegel. Mr. Siegel became a director of our company in July 1995. Mr. Siegel is a CPA and from 1969-1990 was senior partner and founder of Siegel Rich & Co. P.C. (Siegel Rich), an accounting firm specializing in privately owned businesses and high net worth individuals. In 1990, Siegel Rich merged with M.R. Weiser & Co. Mr. Siegel stayed on as a senior partner until 1994, when he co-founded Siegel Rich Incorporated, a firm providing advisory services to businesses regarding mergers and acquisitions, long-range planning and problem resolution. Mr. Siegel is also a former director of the Oak Hall Capital Fund and Prime Motor Inns, L.P.

          David W. Sass. Mr. Sass has been a director of our company since July 1995. For the past 39 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, counsel to our company. Mr. Sass is a director of Genisys Reservation Systems, Inc., a company engaged in the Internet travel business; an officer of Westbury Metals Group, Inc. a company engaged in the refining of precious metals; a director of Pallet Management Systems, Inc. a company engaged in the manufacture and repair of wooden pallets and other packaging services and a member and Vice Chairman of the Board of Trustees of Ithaca College.

          Matthew C. Schilowitz. Mr. Schilowitz has been a director of our company since its inception in 1995 and from inception until June 3, 1999, was our president and chairman. Prior to The Harmat Organization, Inc., Mr. Schilowitz was President of Harmat Homes, Inc. Mr. Schilowitz has a B.A. in finance from the AB Freeman School of Business at Tulane University.

          Jay Howard Linn. Mr. Linn has been a director of our company since July 1999. Since 1995, he has practiced in his own firm as a certified public accountant. Prior to going out on his own, he was a partner at the CPA firm of Moss & Linn for 14 years in North Miami, Florida.

          Kenneth  Jaeggi.  Mr.  Jaeggi  became a  director  of our  company  in
          September 1999. He is the Senior Vice President of Finance and the Chief Financial Officer of Symbol Technologies, Inc. From May 1996 to May 1997, he was a member of the Office of the Chairman and the Operating Committee of Electromagnetic Sciences in Atlanta, GA. From December 1992 until May 1996, Mr. Jaeggi served as Senior Vice
          President, Chief Financial Officer and consultant of Scientific-Atlanta, Inc., a leading producer of cable network and satellite communications systems.

          David W. Sass, one of our directors, is the father of Jeffrey W. Sass, our Chief Operating Officer and Executive Vice President.

          Messrs. Leigh Rothschild and Jeffrey Sass were previously employed by a company, Intracorp Entertainment, Inc. which on October 4, 1996 filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Messrs. Jeffrey Sass and Leigh Rothschild were officers of Intracorp, and are now current officers of the company. The filing of this bankruptcy petition was caused, in part, by the failure and subsequent bankruptcy of two of Intracorps largest accounts receivable debtors. Intracorp operated as a debtor-in-possession under case number 96-16276-BKC-RAM, United States Bankruptcy Court for the Southern District of Florida. On March 20, 1998, the Bankruptcy Court entered its order converting Intracorps bankruptcy case to a case under Chapter 7 of the U.S. Bankruptcy Code. Marcia Dunn was appointed as Chapter 7 Trustee and undertook liquidating the remaining assets of Intracorp.

     Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of these persons is in compliance with all applicable filing requirements.

         Item 10.          Executive Compensation

         Summary Compensation Table. The following table sets forth the aggregate cash compensation paid for services rendered to our company during each of our company's last three fiscal years by all individuals who served as our company's Chief Executive Officer during the last fiscal year and our company's most highly compensated executed officers who served as such during the last fiscal year.


                                         Annual Compensation                 Long-Term Compensation

                                                                     Other
                                                                    Annual
   Name and Principal                                              Compensa     Securities Underlying
       Position               Year         Salary($)      Bonus    tion ($)          Options SARs

     Leigh M. Rothschild(1)   1999      $66,667
   Chief Executive
     Officer

   Jeffrey W. Sass (1)        1999      $50,000
    Executive Vice President

   Matthew C. Schilowitz(2)   1999      $150,000                                190,615 shares of common
                                                                                stock

  Director/Consultant         1998      $155,000                                576,748 shares of common
                                                                                stock
                              1997      $105,000                                346,049 shares of common
                                                                                stock

          (1) Messrs. Rothschild and Sass were employed by our company for only four months of our fiscal 1999 year and salary payments amounts reflect for a partial year.

          (2) The Plan for Incentive Compensation of Matthew C. Schilowitz (the Schilowitz Incentive Plan) was adopted by the Board of Directors and approved by our companys stockholders on March 1, 1996, amended August 3, 1996, March 24, 1997 and June 19, 1998. Pursuant to the Schilowitz Incentive Plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at $.35 per share, which has been adopted to 576,748 shares exercisable at $.30 per share.

              On March 24, 1997, as part of our company's 1996 Incentive Stock Option Plan, Mr. Schilowitz was granted options to purchase 300,000 shares of our company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares on the date of grant. On June 19, 1998 our company reduced the exercise price of such options to $.35, and then later reduced to its current price at $.30 per share and adjusted the number of shares to 346,049, as a result of anti-dilution provisions provided in the plan. The options have a duration of five years.

              In connection with services rendered, the new consulting agreement issued by Matthew Schilowitz relating to the collectability of certain assets of The Harmat Organization, Mr. Schilowitz was awarded options to purchase an aggregate of 190,615 shares at $1.90 per share, exercisable over a five year period.

     Employment Agreements

              In addition, we entered into three year employment agreements with Leigh M. Rothschild and Jeffrey W. Sass and a three year consulting agreement with Matthew C. Schilowitz. Mr. Rothschild's employment agreement provides for a base salary of $200,000 in the first year with a raise of $50,000 in each of the second and third years. Mr. Sass's employment agreement provides for a base salary of $150,000 in the first year with a raise of $25,000 in each of the second and third years. In addition, each of Messrs. Rothschild and Sass is eligible to participate in our Bonus Incentive Plan and our employee benefit plans, and each receives a car allowance of $750 per month. Upon termination other than for death or disability, each will continue to receive his base salary for the remainder of the term and retain any stock options whether or not vested or exercisable. Under his consulting agreement, Mr. Schilowitz receives a fee of $150,000 for the first year, $175,000 for the second year and $200,000 for the third year. He may participate in our employee benefit plans to the extent eligible and receives a car allowance of $750 per month. In addition, he will receive a bonus in the amount of 60% of the bonus granted to Mr. Rothschild, if and when Mr. Rothschild receives a bonus pursuant to his employment agreement. Upon termination other than for death or disability, Mr. Schilowitz will continue to receive his base fee for the remainder of the term and retain any stock options whether or not vested or exercisable.

Stock Option Plans

         In March 1996, we adopted a plan for incentive  compensation of Matthew
C. Schilowitz, who is currently a director and consultant and was our chairman and president. This plan was amended in August 1996, March 1997 and June 1998. Under this plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at $.35 per share, which has been adjusted to 576,748 shares of common stock at an exercise price of $.30 per share as a result of dilution protection. In conjunction with the acquisition of BarPoint all such options have become fully vested.

         In February 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan providing for awards of up to a total of 400,000 shares of our common stock. In January 1997, we granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 as amended) to four directors and three key employees of The Harmat Organization. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. During the year ended September 30, 1999, 60,000 options were exercised.

              On March 24, 1997, as part of our company's 1996 Incentive Stock Option Plan, Mr. Schilowitz was granted options to purchase 300,000 shares of our company's common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares on the date of grant. On June 19, 1998 our company reduced the exercise price of such options to $.35, and then later reduced to its current price at $.30 per share and adjusted the number of shares to 346,049, as a result of anti-dilution provisions provided in the plan. The options have a duration of five years.

             As part of the acquisition we authorized five year options to purchase 800,000 shares of our common stock at an exercise price of $1.90 per share. Such options vest as follows: one-third after June 3, 2000; one-third after June 3, 2001 in the event we achieve revenues of $24,500,000 in the second year and one third after June 3, 2002 in the event we achieve revenues of $89,500,000 in the third year. To date all of the options have been granted to certain of our employees, management and the original BarPoint shareholders.

         The 1999 Plan for Incentive Stock Options was adopted by the Board of Directors on September 17, 1999, subject to stockholder approval, authorizing us to grant five year options to purchase 1,500,000 shares of our common stock at fair market value at date of grant, with the exception of grants to certain officer's at 85% of the fair market value at the date of grant. To date, 919,000 options have been granted.

         Option/SAR Grant Table

              The table below sets forth the following information with respect to options granted to the named executive officers during fiscal year 1999 and the potential realizable value of such option grants (1) the number of shares of common stock underlying options granted during the year, (2) the percentage that such options represent of all options granted to employees during the year, (3) the exercise price, and (4) the expiration date.


                                                                         Individual Grants




                                                       Number of                 Percent
                                                      Securities                 of Total
                                                      Underlying                 Options/SARs
                                                     Options/SARs                Granted to
                                                                                 Employees
                                                                                    in
              Name                                    Granted                    Fiscal                Exercise          Expiration
                                                                                 Year                  Price               Date
                                                                                                        ($/Sh)


     Leigh M. Rothschild...............                -0-                         0%                     -                   -
       CEO and  Chairman

     Jeffrey Sass......................                -0-                         0%                     -                   -
      Chief Operating Officer, Executive
      Vice President and Secretary

     Matthew Schilowitz................             190,615                      32.7%                 $1.90             6/3/ 2004
      former CEO Consultant

     Option Exercises and Values for 1999

              The table below sets forth the following information with respect to option exercises during fiscal 1999 by each of the named executive officers and the status of their options at September 30, 1999 (1) the number of shares of common stock acquired upon exercise of options during fiscal 1999, (2) the aggregate dollar value realized upon the exercise of such options, (3) the total number of exercisable and non exercisable stock options held at September 30, 1999, and (4) the aggregate dollar value of in-the-money exercisable options at September 30, 1999.


                                                       AGGREGATED
                                          OPTION VALUES ON SEPTEMBER 30, 1999

                                                      Number of Securities                    Value of Unexercised
                                                     Underlying Unexercised                   In-the-Money Options
                                                       Options at 9/30/99                         at 9/30/99(1)

     Name                            Exercisable              Unexercisable              Exercisable      Unexercisable

     Leigh M. Rothschild              -0-                       -0-                       -0-                -0-

     Jeffery Sass                     -0-                       -0-                       -0-                -0-

     Matthew C.Schilowitz          1,113,412                    -0-                  $4,580,111.11           -0-

     -------------------------
      1.     Values are  calculated by  subtracting  the exercise price from the fair market value of the underlying  common stock.  For purposes of this table, fair market value is deemed to be $4.6875,  the average of the  high and low bids  for our  common  stock  price on the OTC
             Bulletin Board on September 30, 1999.



  Item 11.      Security Ownership of Certain Beneficial Owners and Management

               (a)    Security Ownership of Certain Beneficial Owners

                                  The  following  tabulation  shows the security
                      ownership as of December 23, 1999 of (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. As of December 23, 1999, we had 15,407,983 shares of common stock issued and outstanding.


      Name & Address                                        Number of Shares Owned                Percent of Class

      Leigh M. Rothschild (1)(4)
      c/o BarPoint.com
      One East Broward Blvd.
      Suite 410                                                          926,818                              6.0%
      Ft. Lauderdale, FL 33301

      Irrevocable Trust No. III (2)
      c/o Jay Howard Linn, Trustee
      1160 Kane Concourse, Suite 205                                   4,973,328                             32.3%
      Miami, Fl. 33154

      David W. Sass (3)(7)
      c/o McLaughlin Stern, LLP
      260 Madison Avenue                                                   69,817                               *
      New York, NY 10016

      Matthew C. Schilowitz (5)
      PO BOX 108                                                                                             12.8%
      Remsenburg, NY 11960                                            1,976,012

      Jeffrey W. Sass (6)
      c/o BarPoint.com
      One East Broward Blvd.                                                                                  3.1%
      Suite 410                                                         487,192
      Ft. Lauderdale, FL 33301

      Seymour Siegel(8)                                                  59,817                                 *
      c/o Siegel Rich, Inc.
      295 Madison Avenue
      Suite 926
      New York, NY 10017

      Jay Howard Linn(9)                                                 71,313                                  *
      1160 Kane Concourse, Suite 205
      Miami, Fl. 33154

      Kenneth Jaeggi(10)
      Symbol Technologies
      One Symbol Plaza                                                     0                                    *
      Holtsville, NY 11742-1300

      Symbol Technologies(11)
      One Symbol Plaza
      Holtsville, NY 11742-1300                                    1,355,789                                  8.8%






      Name & Address                                        Number of Shares Owned                Percent of Class

      All Officers and Directors                                  3,590,969                                23.3%
      as a Group (7 persons)
      (1)(3)(4)(5)(6)(7)(8)(9)(10)

               *   Represents an amount less than one (1%) percent.

          (1) Does not include 156,736 shares and options to purchase 16,730 shares at an exercise price of $1.90 per share, owned by Mr. Leigh Rothschild's brother or 156,736 shares and options to purchase 16,730 shares at an exercise price of $1.90 per share owned by the Rothschild Children Present Interest Trust, nor 4,973,328 shares and options to purchase 548,660 shares at an exercise price of $1.90 per share, owned by the Irrevocable Trust No. III, in all of such shares Mr. Leigh Rothschild disclaims any beneficial interest.

          (2) Does not include 156,736 shares and options to purchase 16,730 shares at an exercise price of $1.90 per share, owned by The Rothschild Children's Present Interest Trust nor 31,213 shares and options to purchase 3,343 shares at an exercise price of $1.90 per share, owned by Jay Howard Linn, the trustee of both trusts, nor options to purchase 548,660 shares at an exercise price of $1.90 per share.

          (3) Does not include 79,609 shares and options to purchase 8,498 shares at an exercise price of $1.90 per share, owned by McLaughlin & Stern, LLP, counsel to our company, of which firm David W. Sass is a member. David W. Sass is the father of Jeffrey W. Sass.

          (4) Does not include options to purchase 66,908 shares at an exercise price of $1.90 per share. Includes options to purchase 300,000 shares at $6.97 pursuant to our company's 1999 Stock Option Plan.

          (5) Includes options to purchase 190,615 shares at $1.90 per share, options to purchase 180,000 shares at $6.97 per share, options to purchase 346,049 shares pursuant to the 1996 Stock Option Plan exercisable at $.30 per share and options to purchase 576,748 shares at $.30 per share under his former employment agreement.

          (6) Does not include options to purchase 66,650 shares at an exercise price of $1.90 per share. Includes options to purchase 255,000 shares at $6.97 pursuant to our company's 1999 Stock Option Plan.

          (7) Includes options to purchase 40,000 shares pursuant to our company's 1999 Stock Option Plan.

          (8) Includes options to purchase 20,000 shares pursuant to our company's 1999 Stock Option Plan.

          (9) Includes options to purchase 40,000 shares pursuant to our company's 1999 Stock Option Plan. Does not include shares or options (as set forth in this table) owned by the Rothschild Children's Present Interest Trust or the Irrevocable Trust Agreement III. Mr. Linn is a trustee of both trusts. Does not include options to purchase 3,344 shares at an exercise price of $1.90 per share.

          (10) Does not include 1,315,789 shares owned by Symbol Technologies, which company Mr. Jaeggi is Senior Vice President and Chief Financial Officer and disclaims any beneficial ownership thereof.

          (11) Includes options to purchase 40,000 shares pursuant to our company's 1999 Stock Option Plan.


     Item 12.         Certain Relationships and Related Transactions

     The June 3, 1999 Acquisition

         Our company's present business and technology was acquired from a Florida corporation by the name of BarPoint.com, Inc. We acquired the Florida corporation of BarPoint.com, Inc. when our company, then The Harmat Organization, Inc., purchased all of the outstanding shares of the Florida corporation of BarPoint.com, Inc. The transaction was accounted for as a reverse acquisition, as if the Florida BarPoint acquired our company, due to the fact that the former shareholders of the Florida BarPoint owned a majority of our common stock after the transaction. Upon the closing of the acquisition, we changed our name from The Harmat Organization, Inc. to BarPoint.com, Inc.

         The consideration for the acquisition was 6,634,042 shares of our common stock based upon a negotiated value of $1.90 per share. The purchase price was subject to adjustment depending upon the value of certain assets of our company at the date of closing (June 3, 1999) and over a 45 day period following the closing.

         A group of investors headed by Matthew Schilowitz, a shareholder and former President and Director of our company, made a capital contribution to the company of 250,000 shares of FinancialWeb.com, Inc. and certain other assets. The then Board of Directors of our company declared a stock dividend of our common stock to our shareholders of record on June 2, 1999, excluding the shareholders of the acquired company (the Florida BarPoint) who received our companys common stock in the transaction. The number of shares to be distributed in the dividend was determined based upon the value of the FinancialWeb Stock over a 45 day period, plus the agreed upon value of the other assets contributed. The payment of the dividend of a total of 878,770 shares of our common stock was made on October 19, 1999.

         As part of the transaction our company sold to Leigh Rothschild, President of the Florida corporation of BarPoint.com, Inc., and our company's current Chief Executive Officer, three (3) shares of our company's Series A Stock for a purchase price of $10.00 per share. The Preferred Stock shall vote on a pari-passu basis with our common stock. The first share of Preferred Stock shall have 216,667 votes, the second share shall have 108,333 votes and the third share of Preferred Stock shall have 346,766 votes. In no event will any of the Preferred Stock have any votes after five years from the date of issue.

         As part of the acquisition our company authorized five year options to purchase 800,000 shares of our common stock at an exercise price of $1.90 per share. To date, all of the options have been granted to certain of our employees, management and the original BarPoint shareholders. Such options vest as follows: one-third (1/3) immediately after one year from the date of the closing of the acquisition (June 3, 1999), one-third (1/3) after the second year from the date of the closing of the acquisition, in the event our company achieves 50% of its revenue projection of $49,000,000 in such second year, and the balance of one-third (1/3) after the third year from the date of closing of the acquisition, in the event our company achieves 50% of its revenue projection of $179,000,000 in such third year. Projections referred to herein are the Florida corporation of BarPoint.coms April 1, 1999 business projections as presented to our company prior to the closing of the acquisition.

     Other Related Transactions

         In August 1999, we announced a strategic partnership with Symbol Technologies, Inc. As part of the strategic partnership Symbol Technologies purchased 1,315,789 shares of our common stock representing approximately 9% of our outstanding common stock and granted us a royalty free license to use Symbol's scanner patents. We agreed to sell Symbol SPT 1500 machines and grant Symbol the right to designate one designee to our board of directors. Ken Jaeggi, CFO and Senior Vice President of finance of Symbol Technology, was designated as Symbol's designee to our board of directors. Symbol manufactures a wide range of barcode scanning hardware that is compatible with BarPoint's service, including the SPT 1500, a handheld organizer using the popular Palm platform with a built in laser barcode scanner.

         David W. Sass, a director of our company, is the father of Jeffrey W. Sass, our Chief Operating Officer and Executive Vice President. Mr. David Sass is a partner with McLaughlin & Stern, LLP, counsel to our company. McLaughlin & Stern received 79,609 shares and options to purchase at $1.90 per share, 8,498 shares in our company, representing less than 1% of our outstanding shares as of December 23, 1999, as part of the acquisition transaction. In addition, McLaughlin & Stern received aggregate legal fees of $69,000 and $19,000 during 1999 and 1998 respectively, for services rendered to our company.

         We have a loan receivable from Mr. Schilowitz, which bears interest at the Prime Rate charged by Chase Manhattan Bank, NA, and is collateralized by 500,000 shares of our common stock. The balance of this loan as of June 30, 1999 was $218,655. During August 1999 Mr. Schilowitz was paid a finders fee for funds raised; this finders fee was applied to the loan receivable as payment in full plus expenses of approximately $27,800.

         In August 1999, we repaid a loan to Leigh Rothschild, president of the company, in the amount of $110,000. The loan amount was unsecured and non-interest bearing.

         The 1999 Plan for Incentive Stock Options was adopted by our board of directors on September 17, 1999. Options were granted to Leigh Rothschild and Jeffrey W. Sass to purchase 300,000 and 255,000 shares of common stock respectively, exercisable at $6.97. In addition Matthew Schilowitz was granted an option to purchase 180,000 shares, exercisable at $6.97 per share.
In addition options to purchase 40,000 were granted to each of David W.
Sass, Jay Howard Linn, Seymour Siegel and Ken Jaeggi. Mr. Jaeggi's options are currently owned by Symbol Technologies.

         A Plan for Incentive Compensation of Matthew Schilowitz was adopted by our board of directors and approved by our company's stockholders on March 1, 1996, amended August 3, 1996, March 24, 1997 and June 19, 1998. The plan is currently fully vested and can be exercised for a period of 10 years expiring April 1, 2006. Pursuant to this plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at $.35 per share, which has been adjusted to 576,748 shares exercisable at $.30 per share.

         On January 23, 1997, our board of directors voted to grant options to four directors , (David W. Sass, Scott Prizer, David Eiten, and Seymour Siegel) under the terms of our company's 1996 Stock Option Plan. Each board member abstained from voting for himself. Each individual was granted a five year option to purchase 10,000 shares at a price of $2.125. On June 19, 1998 the exercise price was reduced to $.35. All of such shares have been exercised.

         On March 24, 1997, as part of our companys 1996 Qualified Stock Option Plan, Mr. Schilowitz was granted an option of 300,000 shares (which was later adjusted after a stock dividend to 346,049 shares) of our companys common stock at an exercise price of $2.337 per share, being 110% of the fair market value of such shares on the date of grant. On June 19, 1998, our board of directors voted to reduce the exercise price of such options for Mr. Schilowitz to $.35 ($.30, as amended). This option has a duration of five-years.

         In July 1997, Matthew Schilowitz became personally indebted to us pursuant to a certain promissory note in the original principal amount of $225,000.00. Pursuant to an agreement between Mr. Schilowitz and us, such note and all accrued interest thereon deemed satisfied and paid in full in exchange for Mr. Schilowitzs waiver of commissions in the amount of $246,548.95.

         During 1997 and 1998 we made loans to related parties in the amount of $67,600 and $186,696, respectively. These loans had no stated interest rate and are due on demand.

         In April 1997 we purchased a building lot from Emerald Woods Development Corp. (of which Matthew Schilowitz is a 50% owner) for $195,000 and constructed and sold a house on such lot. We purchased two additional building lots from Emerald Woods in December 1997 for $190,000 and simultaneously sold them to an unaffiliated third party.

         In October 1997 we purchased a 2.5% Class A Limited Partnership interest in Woodland Development Associates (of which Matt Schilowitz owns 11.1%) for a purchase price of $50,000.

         During 1998 we purchased a building lot from Crossings Associates, L.P. (of which Matthew Schilowitz is a 11.1% owner) and constructed and sold a house on such lot.

                                    PART IV

     Item 13.         Exhibits, Lists and Reports on Form 8-K


                                                                                                       Page
(a)(1)                                      Financial Statements                                      Number

                Report of Independent Certified Public Accountants                                       F-1
                Consolidated Balance Sheet as of September 30, 1999                                      F-2
                Consolidated Statement of Operations for the year ended September 30, 1999               F-3
                Consolidated Statement of Stockholders'  Equity for the year ended
                September 30, 1999                                                                       F-4
                Consolidated Statement of Cash Flows for  the year ended September 30,1999               F-5
                Notes to Financial Statements                                                            F-6


Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.


   (a)(2)                                                  Exhibits

2.1             Stock Purchase Agreement dated May 20, 1999, incorporated herein by Reference to Exhibit
                1 to the Registrants Report on Form 8-K on June 3, 1999.
2.2             Addendum to Stock Purchase Agreement dated June 1, 1999, incorporated by Reference to
                Exhibit 2 to the Registrants Report on Form 8-K on June 3, 1999.
3.1             Registrant's  Articles  of  Incorporation  as  amended  to date, incorporated  herein by Reference to Exhibit 3.1 to Registrant's
                Registration Statement on Form SB-2, File No. 333-3501.
3.2             Registrants  Certificate  of  Amendment  to the  Certificate  of
                Incorporation  of  the  Registrant   authorizing  the  Series  A
                Preferred Stock,  incorporated  herein by Reference to Exhibit 6 to the Registrants Report on Form 8-K on June 3, 1999.
3.3             Registrants  Certificate  of  Amendment  to the  Certificate  of
                Incorporation  of  the  Registrant  changing  the  name  of  the corporation,  incorporated  herein by  Reference to Exhibit 1 to the Registrants Report on Form 8-K on June 15, 1999.
3.4             Registrant's By-Laws, as amended to date, incorporated herein by Reference to Exhibit 3.2 to
                Registrant's Registration Statement on Form SB-2, File No.333-3501.
4.1             Form of Common Stock Certificate, incorporated herein by Reference to Exhibit 4.1 to
                Registrant's Registration Statement on Form SB-2, File No. 333-3501.
4.2             Form of Series A Warrant and Warrant Agreement, incorporated herein by Reference to
                Exhibit 4.2 to Registrant's Registration Statement on Form SB-2, File No. 333-3501.
4.3             Form of Series B Warrant, incorporated herein by Reference to Exhibit 4.3 to Registrant's
                Registration Statement on Form SB-2, File No. 333-3501.
4.4             Form of Representative's Purchase Option, incorporated herein by Reference to Exhibit 4.4 to
                Registrant's Registration Statement on Form SB-2, File No. 333-3501.
4.5             Registrant's 1996 Stock Option Plan incorporated herein by Reference and as amended June
                19, 1997 (Exhibit 4.5 to Registrants Registration Statement on Form SB-2, File
                No.333-3501).
10.1            Employment   Agreement  between  the  Registrant  and  Leigh  M.
                Rothschild  ,  incorporated  herein by Reference to Exhibit 3 to the Registrants Report on Form 8-K on June 3, 1999.
10.2            Employment Agreement between the Registrant and Jeffrey W. Sass, incorporated herein by Reference to Exhibit 3 to the Registrants
                Report on Form 8-K on June 3, 1999.
10.3            Consulting  Agreement  between  the  Registrant  and  Matthew C.
                Schilowitz, incorporated herein by Reference to Exhibit 3 to the
                Registrants Report on Form 8-K on June 3, 1999.
10.4            Agreement for Merger and Reorganization among Registrant, Newco,    Synergy Solutions,
                Inc. and the Shareholders of Synergy Solutions, Inc.    incorporated herein by Reference to
                Exhibit 1 to the Registrants Report    on Form 8-K on November 15, 1999




     (b)      Reports on Form 8-K

         Three report on Form 8-K were filed during the third and fourth quarters of the fiscal year ended September 30, 1999:

        (i)    Form 8-K filed for June 3, 1999 (as amended October 6, 1999);
        (ii)   Form 8-K filed for June 15,  1999;
       (iii)   Form 8-K filed for August 5, 1999;  and
        (iv)   Form 8-K filed for November 15, 1999.

Marks Shron & CompanyLLP
Certified Public Accountants


                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of BarPoint.com, Inc.


We have audited the accompanying consolidated balance sheet of BarPoint.com, Inc. and subsidiaries (a development stage company) as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BarPoint.com, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


Great Neck, New York
December 15,1999

111 Great Neck Road
Great Neck, New York 11021
516/466-6550 Fax: 516/466-5649
275 Madison Avenue
New York, New York 10016
212/252-1600 Fax: 212/252-1515


                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 1999

                                               ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 5,973,956
Marketable securities                                              3,223,123
Loans receivable                                                     210,436
Other assets                                                         101,886
                                                           ------------------
Total Current Assets                                               9,509,401
                                                           ------------------

Property-land                                                        149,750
Equipment - net of accumlated
   depreciation of $2,207                                             22,602
                                                           ------------------
                                                                     172,352

OTHER ASSETS
Software development - net                                           259,398
                                                           ------------------

                                                                     259,398
                                                           ------------------

TOTAL ASSETS                                                     $ 9,941,151
                                                           ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $ 337,637
                                                           ------------------

Total Current Liabilities                                            337,637
                                                           ------------------

OTHER LIABILITIES
Deferred taxes payable                                               215,899
                                                           ------------------

                                                                     215,899
                                                           ------------------

TOTAL LIABILITIES                                                    553,536
                                                           ------------------

STOCKHOLDERS' EQUITY
Preferred stock                                                            -
Common stock                                                          13,846
Paid in capital                                                   11,578,029
Subscription receivable                                             (750,000)
Accumulated Deficit-Development Company                             (438,595)
Comprehensive Income (Loss)                                       (1,015,665)

                                                           ------------------
Total Stockholders' Equity                                         9,387,615
                                                           ------------------

Total Liabilities and Stockholders' Equity                       $ 9,941,151
                                                           ==================




See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                     BarPoint.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                      Consolidated Statement of Operations
                      For the Year Ended September 30, 1999


Revenues:
Total revenues                                                                    $ -                         -
Cost of Sales                                                                              -
                                                                          -------------------
Gross Profit                                                                               -

Operating Expenses:
Selling, General and Administration                                                  832,290
Research and Development                                                              77,912
                                                                          -------------------
Total Operating Expenses                                                             910,202
                                                                          -------------------

Loss from Operations                                                                (910,202)
                                                                          -------------------

Other Income:
Interest Income                                                                       63,607
                                                                          -------------------

Loss before income tax benefit                                                      (846,595)

Income tax benefit                                                                   408,000
                                                                          -------------------

Net Loss                                                                          $ (438,595)
                                                                          ===================

Loss per Common Share--
     Basic and Diluted:                                                              $ (0.05)
                                                                          ===================

Weighted Average Common Shares
    Shares Outstanding                                                             8,211,278
                                                                          ===================




See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                                                    BarPoint.com Inc. and Subsidiaries
                                                      (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                For the Year Ended September 30, 1999

                                                                                   Note
                                 # of Shares        Common Stock     Additional  Receivable
                                 of Preferred                        Paid-In        from      Accumulated  Comprehensive
                                 Stock       Shares     Par Value    Capital     Stockholder   (Deficit)      Income        Total

Balance-September 30, 1998        0          2,612,500    $2,612    $4,253,604                 (1,666,869)     $0        $2,589,347

Contribution of 250,000 shares
of Financial Web stock and
60,000 warrants of Socket
Communications, Inc.                                                  108,956                                               108,956

Stock Options, Net Loss and
Unrealized Gain on Marketable
Securities (Net of Income Taxes)
October 1,1998 - June 3, 1999                                         775,000                 (1,161,558)   2,380,585     1,994,027

Executive Compensation to Board
 of Directors                                   50,000       50        24,950                                                25,000

                            --------------------------------------------------------------------------------------------------------
Balance June 3, 1999               0         2,662,500     2,662     5,162,510                 (2,828,427)   2,380,585     4,717,330

Acquisition of
 The Harmat Organization                                              (447,842)                 2,828,427   (2,380,585)

BarPoint.com, Inc. Equity
 at June 3, 1999                                   100       100       241,400                    (89,602)                   151,898

Recapitalization of
  BarPoint.com, Inc.                         6,633,942     6,534        (6,534)                                                   0

Acquisition Costs                                                     (189,000)                                            (189,000)

Private Placements                           4,499,868      4500     6,800,015      (750,000)                             6,054,515

Exercise of Stock Options                       50,000        50        17,450                                               17,500

Issuance of Preferred Stock        3                     -                  30                                                   30

Net Loss and Unrealized Gain
 on Marketable Securities
 (Net of Income Taxes)                                                                           (348,993)  (1,015,665)  (1,364,658)

                             ------------------------------------------------------------------------------------------------------
Balance - September 30, 1999       3        13,846,410    $13,846   $11,578,029     ($750,000)  ($438,595) ($1,015,665)  $9,387,615
                             ------------------------------------------------------------------------------------------------------



See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                      For the Year Ended September 30, 1999


OPERATING ACTIVITIES:
Net (loss) income                                                                $(438,595)
Adjustments to reconcile net (loss) to net cash
(used for) operating activities:
Tax asset                                                                         (408,000)
Depreciation and Amortization                                                       15,678
Non-Cash Administration Expenses                                                    20,500
                                                                               ------------
                                                                                  (810,417)
Increase  (decrease)  in cash  flows due to  changes  in  operating  assets  and liabilities:
Accounts payable                                                                   167,582
Other assets                                                                       (36,459)
                                                                               ------------

Total Adjustments                                                                  131,123
                                                                               ------------


Net Cash (Used) by Operating Activities                                           (679,294)
                                                                               ------------

INVESTING ACTIVITIES:
Cash received on acquisition                                                       628,227
Acquisition costs                                                                 (189,000)
Software development costs                                                         (53,019)
Property & equipment                                                               (24,659)
                                                                               ------------

Net Cash Provided by Investing Activities                                          361,549
                                                                               ------------

FINANCING ACTIVITIES:
Issuance of common and preferred stock                                               1,030
Private placements - net of commissions                                          6,273,170
Exercise of stock options                                                           17,500
                                                                               ------------

Net Cash Provided by Financing Activities                                        6,291,700
                                                                               ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    5,973,955

CASH AND CASH EQUIVALENTS - beginning of period                                          -
                                                                               ------------

CASH AND CASH EQUIVALENTS - end of period                                        5,973,955
                                                                               ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Taxes                                                                                $ 591
                                                                               ============
                                                                               ============
Interest                                                                               $ -
                                                                               ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS:
Software Development Costs for Services Rendered
  by Certain Stockholders                                                        $ 220,000
                                                                               ============
Non-Cash Administrative Expenses                                                  $ 20,500
                                                                               ============
Finders fee applied to stockholders loan
  receivable                                                                     $ 218,655
                                                                               ============
Acquisition of BarPoint- Note A

See Independent Auditors' Report and Notes to Consolidated Financial Statements.


BarPoint.com, Inc.

Notes to Consolidated Financial Statements
September 30, 1999

NOTE A   PRINCIPLES OF CONSOLIDATION AND BUSINESS
The company was incorporated in Delaware on December 19, 1995 under the name The
Harmat  Organization,  Inc.  ("Harmat") and began  operations as a construction, architectural  landscape design and real estate  development firm.  Beginning in
1997,  Harmat  believed that it was in the best interest of the  shareholders of the Company to change its direction away from the real estate business. The real estate market in which Harmat  concentrated  changed,  and management  felt that there were fewer  prospects for  significant  profit in the future.  The Company began making strategic investments in technologically oriented companies.


On June 3, 1999, Harmat acquired all issued and outstanding shares of BarPoint.com, Inc. ("BarPoint"), as more fully described in Note F below. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired
Harmat, due to the fact that the former shareholders of BarPoint owned a majority of Harmat common stock after the transaction. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of BarPoint since its inception. The consolidated statement of stockholders' equity has been converted from BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the Agreement. The consolidated group of companies are collectively referred to herein as the "Company". Comparative financial statements are not included as a result of this reverse acquisition.

The  financial   statements  reflect  the  financial  position  and  results  of operations of BarPoint.com,  Inc. and its subsidiaries on a consolidated  basis.
The Company's  policy is to consolidate all majority - owned  subsidiaries.  All inter-company amounts have been eliminated in consolidation.

The Company has concluded private placements of securities pursuant to which it issued an aggregate of 4,499,868 shares of common stock and received net proceeds of approximately $6,054,000 and a subscription note receivable of $750,000. (See Note D)

The Company "soft launched" its preview website in December 1999 and intends to launch the more complete version of its web site and service in early 2000. The web site, www.BarPoint.com, will feature a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode that appears on approximately 100 million retail items to search for product specific information from the internet. The website will offer consumers the opportunity to search for product specific information and shop for products by entering any UPC barcode number.


NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount of deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $5,814,000 at September 30, 1999.

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

Management determines the appropriate  classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 1999 investments were classified as
available   for   sale    securities.    Unrealized   gains   and   losses   for
available-for-sale  securities  are excluded from earnings and reported as a net amount as a separate component of stockholders'  equity as comprehensive  income until realized.  The Company primarily uses the specific  identification  method for gains and losses on the sales of marketable securities (see Note C).

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for furniture, fixtures and office equipment and three to five years for computer equipment.

Earnings (Loss) Per Share
The Company has adopted  Statement of  Financial  Accounting  Standards  No.128,
Earnings Per Share, (SFAS 128) requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding. Diluted EPS is not presented since no effect was given to outstanding options as it would have been anti-dilutive.

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

Software Development Costs
Costs relative to the initial software development related to the Company's underlying technology are capitalized and carried at book value and include
$220,000 for services rendered by certain stockholders. Such costs are being amortized over 5 years, subject to periodic evaluation for impairment. Costs to maintain such technology going forward, and ongoing web development costs will be expensed.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Advertising
The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs". As such, the Company expenses the costs of advertising when incurred. For the year ended September
30, 1999 the Company incurred advertising expense of $90, 800.

Stock-Based Compensation
The Company has elected to follow  Accounting  Principles  Board Opinion No. 25,
Accounting   for  Stock  Issued  to  Employees   ("APB  No.  25"),  and  related
interpretations,  in accounting  for its employee  stock options rather than the alternative  fair value  accounting  allowed  by SFAS No.  123,  Accounting  for
Stock-Based  Compensation.  APB No. 25 provides  that the  compensation  expense relative  to the  Company's  employee  stock  options is  measured  based on the intrinsic  value of the stock  option.  SFAS No.  123  requires  companies  that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123

Comprehensive Income (Loss)
The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on marketable securities.

NOTE C   MARKETABLE SECURITIES
Marketable  securities consist of investments in equity securities at discounted market  value,  since  they are  unregistered  or  constrained  securities.  The unrealized  gain, net of deferred  federal  income tax, at acquisition  date was
$2,380,585.  For the period ended September 30, 1999 the unrealized gain, net of deferred federal income tax, was $1,364,920.

NOTE D SUBSCRIPTION AND LOANS RECEIVABLE
A  subscription  note  receivable in the amount of $750,000 bears interest at 8%
per annum and is payable on February 12, 2000. The note is secured by 394,737 shares of common stock of the Company. In the event the note is not paid at maturity the shares of common stock held in escrow shall be canceled and the obligor shall have no further liability or obligation under this note.

Other
Harmat loaned $175,000 to Axxess, Inc. now known as Financial Web.Com, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997 which bears interest at 2% above the prime rate and unpaid interest and principal were due August 15, 1998. Axxess, Inc. pledged 600,000 shares of its common stock as collateral and authorized warrants to purchase its common stock for a price of $.25 per share (as amended) expiring August 14, 2000. On of December 15, 1998 Harmat notified Axxess, Inc. that it was exercising its warrants to purchase 175,000 shares of Axxess, Inc. for an aggregate subscription price of $43,750. The subscription price was applied against the loan balance. A new promissory note was issued for $150,436 (the remaining pincipal balance plus accrued interest). The new note bears interest at 9.75% per annum and matures December 15, 1999. The Company is currently negotiating an extension on this loan.

In connection with the sale of property in Quogue, New York, the buyer mortgaged
$60,000  of the  purchase  price to Harmat.  The  mortgage  is  payable  monthly
(interest only) at an interest rate of 12% per annum and matures May 7, 2000.

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

The Company's financial instruments include cash and cash equivalents, payables and short-term loans. It is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations.

NOTE F   ACQUISITION OF ASSETS OF BARPOINT.COM, INC.
On June 3, 1999,  Harmat  acquired all of the issued and  outstanding  shares of
BarPoint.com,  Inc. (Fla.) (a Company which commenced business in October, 1998)
pursuant to an Acquisition  Agreement  dated May 20,1999.  The  transaction  was accounted for as a reverse  acquisition,  as if BarPoint acquired Harmat, due to the fact that the former  shareholders  of  BarPoint  owned a majority of Harmat common stock after the transaction.

The consideration for the acquisition was 6,634,042 shares of the Company's common stock based upon a negotiated value of $1.90 per share. The purchase price was subject to adjustment depending upon the value of certain of the Company's assets at the date of closing and over a 45-day period following the closing.

In connection with the acquisition, a shareholder of Harmat made a capital contribution to the Company of 250,000 shares of FinancialWeb.com, Inc. (the
"Fweb Stock") and certain other assets.

The Company  declared a stock dividend to the  shareholders of record as of June
2, 1999 calculated subsequent to the 45-day period following closing and payable to shareholders on October 20, 1999, excluding the shareholders of BarPoint.com, Inc. The dividend declared was 878,770 shares of common stock.

As part of the  acquisition  the  Company  authorized  five (5) year  options to purchase  800,000  shares of the Company's  common stock at an exercise price of
$1.90  per  share.   BarPoint's   management  is  authorized  to  determine  the
distribution  of such  options.  Such options vest as follows:  one-third  (1/3)
immediately  after one year from the date of Closing,  one-third (1/3) after the second year from the date of Closing,  in the event BarPoint achieves 50% of its revenue  projection  of  $49,000,000  in such  second  year,  and the balance of one-third  (1/3)  after the third  year from the date of  Closing,  in the event
BarPoint  achieves 50% of its revenue  projection of  $179,000,000 in such third year.

As part of the transaction, the Company sold to Leigh Rothschild, the Chairman and CEO of the Company, three (3) shares of the Company's class A Preferred
Stock for a purchase price of $10 per share. The Preferred Stock shall vote on a pari-pasu basis with the Company's Stock. As of September 30, 1999, the Company had outstanding 1,500,000 Class A Warrants and 500,000 Class B Warrants
(collectively, the "Warrants"). One share of Preferred Stock shall be voted in accordance with the issuance of the Class A Warrants and one share of Preferred
Stock shall be voted in  accordance  with the  issuance of the Class B Warrants.
The Preferred Stock shall be entitled to one vote for each share of common stock issued upon exercise of the Warrants. So long as the Warrants are outstanding and are not exercised, then the Preferred Stock allocated to the Warrants shall have no vote. In the event the Warrants are not exercised and expire by their terms, then the Preferred Stock shall be canceled. The third share of Preferred

Stock shall have 346,766 votes. In no event will any of the Preferred Stock have any votes after five (5) years from the date of issue.

In  connection  with  services  rendered,   the  new  consulting  agreement  and
guarantees  issued by Matthew  Schilowitz  relating to collectability of certain assets of Harmat,  Mr.  Schilowitz was awarded options to purchase the aggregate of 190,615 shares at $1.90 per share, exercisable over a five (5) year period.

David W. Sass, a director of the Company, is the father of Jeffrey W. Sass, a founder, shareholder, and director of BarPoint. McLaughlin & Stern, LLP, general counsel to the Company, was a shareholder of BarPoint and received shares in the Company as part of the transaction. David W. Sass is a member of said firm and also a shareholder of the Company

NOTE G   COMMITMENTS AND CONTINGENCIES
Consulting Agreement
In February  1998,  Harmat  entered into a one year  consulting  agreement  with
Spencer Trask to advise the Harmat on financial  matters in connection  with the operation  of the business  including  acquisitions,  mergers and other  similar business  combinations.  The agreement was extended to February 2000. The Harmat paid Spencer  Trask an initial  $10,000  retainer and an  additional  $3,500 per month.  In  addition,  Spencer  Trask is to  receive a  transaction  fee for any transactions  consummated  by Harmat  during the term of the agreement or within two years after the end of the term. In connection  with this agreement  Spencer
Trask was granted  five year  warrants to  purchase  200,000  shares of Harmat's common stock at $.35 per share. In connection with the acquisition (see Note F),
Spencer  Trask was paid a fee of  $189,000.  On November 5, 1999 the Company and
Spencer Trask terminated the consulting  agreement,  however,  the Company shall continue to make  payments of the  retainer  fee  through  January  2000 and the warrants  remain in full  force.  As part of this  agreement  the  Holder of the warrants  have agreed not to sell more than 28,500  shares per month  commencing
January 1, 2000.

Properties
The Company currently rents of office space Ft. Lauderdale, FL under a temporary lease that expires December 31, 1999. The Company is in the final stages of negotiating a new five-year lease commencing January 1, 2000. If the Company fails to execute a new lease it is to pay $200,000 in agreed upon liquidating damages.

Product Supply and Technology License Agreement
The Company issued 1,315,789 shares of common stock to Symbol Technologies, Inc.
for (a) delivery of  $1,000,000  in cash,  (b) a Product  Supply and  Technology
License  Agreement,  and (c) the  agreement by the Company to sell up to 120,000
Symbol SPT 1500 machines at a discount.

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

NOTE  H  RELATED PARTY TRANSACTIONS

The Company paid a finders fee to Mr. Schilowitz, a stockholder of the Company, in the amount of $246,455 in connection with the private placements. The fee was offset against Mr. Schilowitz's loan balance of $218,655 as payment in full plus
Harmat's expenses of approximately $27,800. In addition the Company repaid a loan to Leigh Rothschild in the amount of $110,000.

The law firm of McLaughlin & Stern, LLP of which Mr. Sass, a stockholder of the Company is a principal, received legal fees of approximately $69,000 for the year ended September 30, 1999.

NOTE I YEAR 2000 ISSUES
The effects of the Year 2000 issue may be experienced by the Company before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems' failures which could affect the Company's ability to conduct normal business operations.
The Company believes that by monitoring the Year 2000 readiness of key external parties, it is mitigating its Year 2000 risks as all internal systems are Year
2000 compliant. However, there can be no assurance that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect the Company.

NOTE J STOCK OPTION PLANS

The Company has four stock-based  compensation plans, which are described below.
The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized.

a) The Plan for Incentive  Compensation of Matthew  Schilowitz (the  "Schilowitz
Incentive Plan"), who is the principal stockholder, was adopted by the Board of Directors and approved by Harmat's sole stockholder on March 1, 1996 and amended
August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $.35, (as amended). The exercise price and number of options have been amended to $.30 and 576,748 respectively due to the dilutive effect of the acquisition. In conjunction with the acquisition all such options have become fully vested resulting in the accrual of compensation expense in the amount of $775,000, which has been reflected in the operations of Harmat prior to June 3, 1999.

b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and
Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of the Harmat's common stock. In January 1997, the Harmat granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 as amended) to four directors and two key employees of the Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, the Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share ($.35, as amended). The exercise price and number of options have been amended to $.30 and 346,049 respectively due to the dilutive effect of the acquisition. During the year ended September 30, 1999, 50,000 options were exercised.

c) As part of the acquisition the Company authorized five-year options to purchase 800,000 shares of the Company's common stock at an exercise price of $1.90 per share. Such options vest as follows: one-third after June 3, 2000;
one-third after June 3, 2001 in the event the Company achieves 50% of its revenue projection of $49,000,000 in the second year and one third after June 3, 2002 in the event the Company achieves 50% of its revenue projection of $179,000,000 in the third year. As of September 30, 1999, an aggregate of 560,000 options have been granted.

d) The 1999 Plan for Incentive Stock Options was adopted by the Board of Directors on September 17, 1999, subject to stockholder approval, authorizing the Company to grant five year options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. As of September 30, 1999, an aggregate of 205,000 options have been granted.


A summary of the status of the Company's stock option plan as of September 30, 1999, and the changes during the year ending September 30, 1999 is presented below:

                                Weighted-Averaged
          FIXED OPTIONS                          Shares       Exercise Price

          October 1, 1998                        972,797         $ .30
          Granted                                582,281          2.82
          Exercised                              (50,000)          .35
          Forfeited                                0                -
                                                                   --
          September 30, 1999                  1,505,078         $ .76

          Exercisable at September 30, 1999   1,505,078
          Weighted-average fair value of
           options granted during the year    $    2.82



THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS
OUTSTANDING AT SEPTEMBER 30, 1999

                                      Outstanding Options                       Exercisable Options

                                                       Weighted-          Weighted-
                     Outstanding          Number       average             average         Number          Weighted-
                    Excercise Price     Outstanding   Remaining            Exercise        Exercise        average
                                                      Contractual          Price           At 9/30/98     Exercise Price

                          $.30            922,797      2.5 to 7 years       $.30            922,797            $.30
                         $1.90            377,281      5 years             $1.90            377,281           $1.90
                         $4.50            205,000      5 years             $4.50            205,000           $4.50


The  following  information  concerning  the  Company's  stock  option  plans is
provided  in  accordance   with  SFAS  No.  123   "Accounting  for  Stock  Based
Compensation." The Company accounts for such plans in accordance with APB No.
25, "Accounting for Stock Issue to Employees."

The fair value of each  option  grant is  estimated  on the grant date using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1999:  dividend yield of 0%,  risk-free  interest rate of 5.0%, expected volatility of 115.04%,  and expected lives of 5 years for the options.

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting
No. 123, compensation cost included in the net loss for the year ended September
30, 1999 would have increased by approximately $1,267,000, resulting in a net loss of $(1,249,595), net of tax, and loss per share of $(.15).

NOTE K INCOME TAXES
The income tax benefit for the year ended September 30, 1999 consists of the following:

         Loss before income tax benefit              ($846,595)
         Federal income tax benefit at 36%             305,000
         Prior NOL allowable under IRC
         Section 382                                   103,000
         Income tax benefit                           $408,000


The Company has federal net operating loss carryforwards  (NOL) of approximately
$1,680,000 and expects these NOL to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, the Company's ability to utilize the NOL's are restricted under Section
382 of the Internal Revenue Code (IRC). Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows:

Deferred income tax assets:
         NOL prior to acquisition                             $604,800
         NOL generated in the current year                     305,000
         Stock compensation (prior to acquisition)             279,000
         Valuation allowance                                 ( 501,800)
                                                              ----------

                                                              $687,000
Deferred income tax liabilities:
         Unrealized gain on marketable securities             $902,899
                                                              $215,899


NOTE L SUBSEQUENT EVENTS
On November 4, 1999 the Company converted 750,000 of Socket Communications, Inc.
Preferred Series D holdings into 1,307,190 of Socket Communications,  Inc Common
Shares.

On November 5, 1999  pursuant to an Agreement for Merger and  Reorganization  of
BarPoint.com, Inc. through a newly organized, wholly owned subsidiary ("Sub") acquired all of the issued and outstanding shares of Synergy Solutions, Inc. The purchase price for the acquisition consisting of the following:

                    (A) 75,000 shares of common stock, par value $.001 per share, of BarPoint (the "BarPoint Common Stock"); (B) cash totaling $100,000 ;
and (C) in the  event  Sub  achieves  at least  Four  Hundred  Thousand  Dollars
($400,000) in earnings,  before interest,  taxes,  depreciation and amortization
("EBITDA") no later than twelve (12) months from the date of the closing, 75,000 shares of BarPoint Common Stock, par value $.001 per share, which shares shall be held in escrow pursuant to an escrow agreement.

BarPoint shall pay the  Stockholders  additional  consideration in proportion to their respective ownership of Synergy equal to (x) thirty percent (30%) of Sub's
EBITDA  attributable  to operations  ending as of the first  anniversary  of the
closing;   (y)  twenty-five  percent  (25%)  of  Sub's  EBITDA  attributable  to operations  between the first and second  anniversaries of the closing;  and (z)
twenty  percent (20%) of Sub's EBITDA  attributable  to  operations  between the second and third  anniversaries of the closing,  (collectively  the "Earn Out").
BarPoint  shall deliver the Earn Out for each Earn Out period within ninety (90)
days of the first, second and third anniversary dates of the Closing.

Any such Earn Out shall be paid in cash until the EBITDA equals eight hundred thousand dollars ($800,000) and thereafter, in BarPoint common stock, valued at the closing bid price three (3) business days prior to payment.

Synergy Solutions, Inc. provides computer-consulting services with expertise in developing computer programs for the Palm OS devices and other pentium based computer devices and developing web server applications with various software, including, but not limited to, Oracle Unix/Linux Systems.

Employment  Agreements  were  entered into with  various  executives  of Synergy
Solutions, Inc. as well as the granting of options under BarPoint.com, Inc., Incentive Option Plan, which is subject to shareholder approval.

In November 1999 the Board of Directors granted 763,000 options at an exercise price of $6.97. In November 1999 the Class A and Class B warrants were canceled in exchange for 325,000 shares of the Company's common stock and $50,000.

On September 21, 1999 the Company entered into a contract of sale to sell land held for sale for $175,000. The sale is expected to close on or before December
31, 1999. The Company will recognize income of approximately $25,000, before commissions and other selling expenses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 23, 1999
                               BarPoint.com, Inc.

                              By: Leigh M. Rothschild
                              CEO and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


                      Name                                          Position                              Date

By:.........................................     Chairman of the Board of Directors and              December 23, 1999
                Leigh M. Rothschild                 Chief Executive Officer

By:.........................................     Chief Operating Officer, Executive Vice             December 23, 1999
                Jeffrey W. Sass                     President and Secretary

By:.........................................     Treasurer and a Director                            December 23, 1999
                Seymour G. Siegel

By:.........................................     Director                                            December 23, 1999
                David W. Sass

By:.........................................     Director                                            December 23, 1999
               Matthew C. Schilowitz

By:.........................................     Director                                            December 23, 1999
               Jay Howard Linn

By:.........................................     Director                                            December 23, 1999
               Kenneth Jaeggi



