Form 10-Q
period 1999-12-31
BARPOINT COM INC
filed 2000-02-14
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended
             December 31, 1999.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                           to              .

Commission file number 000-21235

                               BarPoint.com, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                      11-2780723
(State of Incorporation)                               (I.R.S. Employer ID No.)

    1 East Broward Boulevard, Suite 410, Fort Lauderdale, Florida 33301
     (Address of Principal Executive Offices and Principal Place of Business
                              and Telephone Number)

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

            Class                    Outstanding at December 31, 1999

Common Stock, $.001 par value             15,349,543 shares

                          BarPoint.com, Inc.



                                    Index to Form 10-Q
                                                                           Page
                   Item                                                   Number


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

             Consolidated Balance Sheet - December 31, 1999                3

             Consolidated Statements of Operations -
             For the three months ended December 31, 1999
             and from inception June 3, 1999 through December 31, 1999     4

             Consolidated Statements of Cash Flows -
             For the three months ended December 31, 1999
             and from inception June 3, 1999 through December 31, 1999      5

             Consolidated Statements of Stockholders Equity
             for the period ended December 31, 1999                       6 - 7

             Notes to Consolidated Financial Statements                     8

ITEM II.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           16

PART II.     OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - Financial Data Schedule

                  b.  Reports on Form 8-K  -  None



Signatures



                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 1999


                  ASSETS
                                                                              December 31, 1999

     CURRENT ASSETS

              Cash and cash equivalents                                             $ 4,918,452
              Marketable securities                                                  10,095,559
              Account receivable                                                         15,734
              Inventory                                                                  43,895
              Loans receivable                                                          210,436
              Other assets                                                              161,824
                                                                        ------------------------
              Total Current Assets                                                   15,445,900
                                                                        ------------------------

              Property-land                                                                   -
              Equipment - net of accumlated
                 depreciation of $7,999                                                 125,476
                                                                        ------------------------


     OTHER ASSETS

              Goodwill                                                                  498,285
              Software development - net                                                247,621
                                                                        ------------------------
                                                                                        745,906
         TOTAL ASSETS                                                           16,317,282
                                                                        ========================


                                                            LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES
              Accounts payable and accrued expenses                                   $ 767,744
                                                                        ------------------------
              Total Current Liabilities                                                 767,744
                                                                        ------------------------

              OTHER LIABILITIES
              Deferred taxes payable                                                  2,429,832
                                                                        ------------------------
                                                                                      2,429,832

              TOTAL LIABILITIES                                                       3,197,576


              STOCKHOLDERS' EQUITY
              Preferred stock                                                                 -
              Common stock                                                               15,350
              Paid in capital                                                        12,016,668
              Subscription receivable                                                  (750,000)
              Accumulated Deficit-Development Company                                (1,313,476)
              Comprehensive Income                                                    3,151,164
                                                                        ------------------------
              Total Stockholders' Equity                                             13,119,706
                                                                        ------------------------

              Total Liabilities and Stockholders' Equity                           $ 16,317,282
                                                                        ========================


                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                     For the Period Ended December 31, 1999

                                                                          Three Months                  From Inception
                                                                              Ended                  June 3, 1999 through
                                                                        December 31, 1999              December 31, 1999
                                                                      ----------------------        ------------------------
Revenues:
Total revenues                                                                     $ 50,325                        $ 50,325
Cost of Sales                                                                         1,767                           1,767
                                                                      ----------------------        ------------------------
Gross Profit                                                                         48,558                          48,558

Operating Expenses:
Selling, General and Administration                                               1,676,588                       2,508,878
Research and Development                                                            254,204                         332,116
                                                                      ----------------------        ------------------------
Total Operating Expenses                                                          1,930,792                       2,840,994
                                                                      ----------------------        ------------------------

Loss from Operations                                                             (1,882,234)                     (2,792,436)
                                                                      ----------------------        ------------------------

Other Income:
Interest Income                                                                      65,906                         129,513
Gain on Sale of Marketable Securities and Other Assets                              370,447                         370,447
                                                                      ----------------------        ------------------------
Total Other Income                                                                  436,353                         499,960

Loss before income tax benefit                                                   (1,445,881)                     (2,292,476)

Income tax benefit                                                                  571,000                         979,000
                                                                      ----------------------        ------------------------
                                                                                                                          -
Net Loss                                                                         $ (874,881)                     (1,313,476)
                                                                      ======================        ========================

Loss per Common Share--
     Basic and Diluted:                                                             $ (0.06)                        $ (0.12)
                                                                      ======================        ========================

Weighted Average Common Shares
    Shares Outstanding                                                           14,083,732                      11,378,490
                                                                      ======================        ========================



                                                               BarPoint.com, Inc. and Subsidiaries
                                                                  (A Development Stage Company)
                                                               Consolidated Statement of Cash Flows
                                                              For the Period Ended December 31, 1999

                                                                        Three Months             From Inception
                                                                           Ended                June 3, 1999 through
                                                                       December 31, 1999         December 31, 1999
                                                                      -----------------         ------------------
OPERATING ACTIVITIES:
Net (loss) income                                                           $ (874,881)              $ (1,313,476)
Adjustments to reconcile net (loss) to net cash
(used for) operating activities:
Tax asset                                                                     (571,000)                  (979,000)
Depreciation and Amortization                                                   17,719                     33,397
Non-Cash administration expenses                                                     -                     20,500
Non-Cash acquisition costs                                                       9,997                      9,997
                                                                      -----------------         ------------------
                                                                            (1,418,165)                (2,228,582)
Increase (decrease) in cash flows due to changes
in operating assets and liabilities:
Current liabilities                                                            347,824                    515,406
Current assets                                                                 (50,950)                   (87,409)
                                                                      -----------------         ------------------
Total Adjustments                                                              296,874                    427,997
                                                                      -----------------         ------------------
Net Cash (Used) by Operating Activities                                     (1,121,291)                (1,800,585)
                                                                      -----------------         ------------------

INVESTING ACTIVITIES:
Cash received on acquisition                                                         -                    628,227
Acquisition costs                                                                    -                   (189,000)
Acquisition of Synergy Solutuions, Inc.*                                      (100,000)                  (100,000)
Sale of land held for sale                                                     149,750                    149,750
Sales of marketable securities                                                  79,326                     79,326
Software development costs                                                           -                    (53,019)
Property and equipment                                                         (95,148)                  (119,807)
                                                                      -----------------         ------------------

Net Cash Provided by Investing Activities                                       33,928                    395,477
                                                                        -----------------         ------------------
FINANCING ACTIVITIES:
Issuance of common and preferred stock                                              30                      1,060
Private placements - net of commissions                                              -                  6,273,170
Exercise of stock options and warrants                                          31,830                     49,330
                                                                       -----------------         ------------------
Net Cash Provided by Financing Activities                                       31,860                  6,323,560
                                                                      -----------------         ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               (1,055,503)                 4,918,452

CASH AND CASH EQUIVALENTS - beginning of period                              5,973,955                          -
                                                                       -----------------         ------------------
CASH AND CASH EQUIVALENTS - end of period                                  $ 4,918,452                $ 4,918,452
                                                                      =================         ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Taxes                                                                                -                      $ 591
                                                                                                ==================
Interest                                                                                                      $ -
                                                                                                ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS:
Software Development Costs for Services Rendered
  by Certain Stockholders                                                                               $ 220,000
                                                                                                ==================
Non-Cash Administrative Expenses                                                                         $ 20,500
                                                                                                ==================
Finders fee applied to stockholders loan
  receivable                                                                                            $ 218,655
                                                                                                ==================
Common stock dividend of 878,770 shares                                          $ 879                      $ 879
                                                                      =================         ==================
*Acquisition of Synergy Solutuions, Inc.
  75,000 common shares                                                       $ 408,207                  $ 408,207
                                                                      =================         ==================
   Acquisition of BarPoint- Note A



                                                           BarPoint.com Inc. and Subsidiaries
                                                               (A Development Stage Company)
                                                           Consolidated Statement of Stockholders' Equity
                                                                 For the Period Ended December 31, 1999
                                                                                                                  Note
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

                                                      ----------------------------------------------------------------------------
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

                                 --------------------------------------------------------------------------------------------------
Balance - September 30, 1999            3       13,846,410  $13,846  $11,578,029    ($750,000)    ($438,595) ($1,015,665) $9,387,615

                                --------------------------------------------------------------------------------------------------






                                                                                     BarPoint.com Inc. and Subsidiaries
                                                                                        (A Development Stage Company)
                                                                                      Consolidated Statement of Stockholders' Equity
                                                                                          For the Period Ended December 31, 1999
                                                                                                                  Note
                                     # of Shares    Common Stock        Additional   Receivable
                                      of Preferred                        Paid-In      from         Accumulated      Comprehensive
                                       Stock        Shares  Par Value     Capital      Stockholder    (Deficit)     Income   Total


Common Stock Dividend to Shareholders
  of record June 2, 1999                           878,770         879           (879)                                           -

Acquisition of Synergy Solutions, Inc.              75,000          75        408,207                                       408,283

Exercise of Stock Options                           11,600          12          3,468                                         3,480

Cancellation of all Class A Warrants
  and Class B Warrants, plus $50,000               325,000         325        (50,325)                                      (50,000)

Cashless exercise of Warrants                      195,372         195           (195)                                          -

Exercise of Warrants                                17,391          18         78,362                                        78,380

   Net Loss and Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                                                                  (874,881)   4,205,918  3,331,037

Reclassification adjustment of Unrealized
  Gain on Marketable Securites Sold                                                                              (39,089)   (39,089)

                                         ------------------------------------------------------------------------------------------
Balance - December 31, 1999               3     15,349,543      15,350     12,016,668  (750,000)  (1,313,476)  3,151,164  13,119,706
                                        -------------------------------------------------------------------------------------------


                                                                7

BarPoint.com, Inc.

Notes to Consolidated Financial Statements
December 31, 1999

NOTE A PRINCIPLES OF CONSOLIDATION AND BUSINESS

The company was incorporated in Delaware on December 19,1995 under the name The Harmat Organization, Inc. ("Harmat") and began operations as a construction, architectural landscape design and real estate development firm. Beginning in 1997, Harmat believed that it was in the best interests of the shareholders of the Company to change its direction away from the real estate business. The real estate market in which Harmat concentrated changed, and management felt that there were fewer prospects for significant profit in the future. The Company began making strategic investments in technologically oriented companies.

On June 3, 1999, Harmat acquired all issued and outstanding shares of BarPoint.com, Inc. ("BarPoint"), more fully described in Note F below. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired Harmat, due to the fact that the former shareholders of BarPoint owned a majority of Harmat common stock after the transaction. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of BarPoint since its inception. The consolidated statement of stockholders' equity has been converted from BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the Agreement. The consolidated group of companies are collectively referred to herein as the "Company". Comparative financial statements are not included as a result of this reverse acquisition.

The financial statements reflect the financial position and results of operations of BarPoint.com, Inc. and its subsidiaries on a consolidated basis. The Company's policy is to consolidate all majority-owned subsidiaries. All inter-company amounts have been eliminated in consolidation and necessary adjustments have been made to financial statements.

The Company has concluded private placements of securities pursuant to which it issued an aggregate of 4,499,868 shares of common stock and received net proceeds of approximately $6,054,000 and a subscription note receivable of $750,000. (See Note D)

The Company "soft launched" its preview website in December 1999 and intends to launch the more complete version of its web site and service by June 30, 2000. The web site, www.BarPoint.com, features a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode that appears on approximately l00 million retail items to search for product specific information from the internet. The web site will offer consumers the opportunity to search for product specific information and shop for products by entering any UPC barcode number .

NOTE B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents.
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

The amount of deposit in anyone institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $4,909,000 at December 31, 1999.

Marketable Securities

The Company accounts for its investments pursuant to Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain
Investments in Debt and Equity Securities". SFAS No.115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities, trade securities, and available-for-sale securities.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 1999 investments were classified as available for sale securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders" equity as comprehensive income until realized. The Company primarily uses the specific identification method for gains and losses on the sales of marketable securities (see Note C).

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

   Advertising

The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93- 7 "Reporting on Advertising Costs". As such, the Company expenses the costs of advertising when incurred. For the three months ended December 31, 1999 the Company incurred advertising expense of $207,800.

   Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees ("APB No.25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No.123, Accounting for Stock-Based Compensation. APB No.25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No.123 requires companies that continue to follow APB No.25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No.123.

Comprehensive Income (Loss)

The Company adopted SFAS No.130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on marketable securities.

NOTE C MARKET ABLE SECURITIES

Marketable securities consist of investments in equity securities at discounted market value, since they are unregistered or constrained securities. The unrealized gain, net of deferred federal income tax, at acquisition date was $2,380,585. For the period ended December 31, 1999 the unrealized gain, net of deferred federal income tax, was $5,477,810.

NOTE D SUBSCRIPTION AND LOANS RECEIV ABLE

A subscription note receivable in the amount of $750,000 bears interest at 8% per annum and is payable on February 12, 2000. The note is secured by 394,737 shares of common stock of the Company. In the event the note is not paid at maturity the shares of common stock held in escrow shall be canceled and the obligor shall have no further liability or obligation under this note.

   Other

Harmat loaned $175,000 to Axxess, Inc. now known as Financial Web.Com, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997 which bears interest at 2% above the prime rate and unpaid interest and principal were due August 15, 1998. Axxess, Inc. pledged 600,000 shares of its common stock as collateral and authorized warrants to purchase its common stock for a price of $.25 per share (as amended) expiring August 14, 2000. On December 15, 1998 Harmat notified Axxess, Inc. that it was exercising its warrants to purchase 175,000 shares of Axxess, Inc. for an aggregate subscription price of $43, 750. The subscription price was applied against the loan balance. A new promissory note was issued for $150,436 (the remaining principal balance plus accrued interest). The new note bears interest at 9.75% per annum and matures December 15, 1999. The Company granted an extension on this loan to February 15, 2000. The note and accrued interest were paid in full January 21, 2000. In connection with the sale of property in Quogue, New York, the buyer mortgaged $60,000 of the purchase price to Harmat. The mortgage is payable monthly (interest only) at an interest rate of 12% per annum and matures May 7, 2000.

NOTE E FAIR V ALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted SF AS No.107, "Disclosure about Fair Value Financial Instruments", which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

The Company's financial instruments include cash and cash equivalents, payables and short-term loans. It is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations.

NOTE F ACQUISITION OF ASSETS OF BARPOINT .COM, INC.

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

The Company declared a stock dividend to the shareholders of record as of June 2, 1999 calculated subsequent to the 45-day period following closing and payable to shareholders on October 20, 1999, excluding the shareholders of BarPoint.com, Inc. The dividend declared consisted of an aggregate of 878,770 shares of common stock.

As part of the acquisition the Company authorized five (5) year options to purchase 800,000 shares of the Company's common stock at an exercise price of $1.90 per share. BarPoint's management is authorized to determine the distribution of such options. Such options vest as follows: one-third (1/3) immediately after one year from the date of Closing, one-third (1/3) after the second year from the date of Closing, in the event BarPoint achieves revenues of at least $24,500,000 in such second year, and the balance of one-third (1/3) after the third year from the date of Closing, in the event BarPoint achieves revenues of at least $89,500,000 in such third year.

As part of the transaction, the Company sold to Leigh Rothschild, the Chairman and CEO of the Company, three (3) shares of the Company's class A Preferred Stock for a purchase price of$10 per share. The Preferred Stock shall vote on a pari-pasu basis with the Company's Stock. As of December 31,1999, the Company had outstanding 1,500,000 Class A Warrants and 500,000 Class B Warrants (collectively, the "Warrants"). One share of Preferred Stock shall be voted in accordance with the issuance of the Class A Warrants and one share of Preferred Stock shall be voted in accordance with the issuance of the Class B Warrants. The Preferred Stock shall be entitled to one vote for each share of common stock issued upon exercise of the Warrants. So long as the Warrants are outstanding and are not exercised, then the Preferred Stock allocated to the Warrants shall have no vote. In the event the Warrants are not exercised and expire by their terms, then the Preferred Stock shall be canceled. The third share of Preferred Stock shall have 346,766 votes. In no event will any of the Preferred Stock have any votes after five (5) years from the date of issue.

In connection with services rendered, the new consulting agreement and guarantees issued by Matthew Schilowitz relating to collectability of certain assets of Harmat, Mr. Schilowitz was awarded options to purchase the aggregate of 190,615 shares at $1.90 per share, exercisable over a five (5) year period.

David W. Sass, a director of the Company, is the father of Jeffrey W. Sass, a founder, shareholder, and director of BarPoint. McLaughlin & Stern, LLP, general counsel to the Company, was a shareholder of BarPoint and received shares in the Company as part of the transaction. David W. Sass is a member of said firm and also a shareholder of the Company.

NOTE G COMMITMENTS AND CONTINGENCIES Consulting Agreement

In February 1998, Harmat entered into a one year consulting agreement with Spencer Trask to advise the Harmat on financial matters in connection with the operation of the business including acquisitions, mergers and other similar business combinations. The agreement was extended to February 2000. The Harmat paid Spencer Trask an initial $10,000 retainer and an additional $3,500 per month. In addition, Spencer Trask is to receive a transaction fee for any transactions consummated by Harmat during the term of the agreement or within two years after the end of the term. In connection with this agreement Spencer Trask was granted five year warrants to purchase 200,000 shares of Harmat's common stock at $.35 per share. In connection with the acquisition (see Note F), Spencer Trask was paid a fee of $189,000. On November 5,1999 the Company and Spencer Trask terminated the consulting agreement, however, the Company shall continue to make payments of the retainer fee through January 2000 and the warrants remain in full force. As part of this agreement the holder of the warrants has agreed not to sell more than 28,500 shares per month commencing January 1, 2000.

   Properties

The Company currently rents over 10,000 square feet of office space Ft. Lauderdale, Florida under a new five-year lease commencing in January 2000. Annual future lease payments:

                  Year                      Amount
                  2001                      $207,544
                  2002                      $299,525
                  2003                      $311,506
                  2004                      $323,487
                  2005                      $335,468


   Product Supply and Technology License Agreement

The Company issued 1,315,789 shares of common stock to Symbol Technologies, Inc, for (a) delivery of $1,000,000 in cash, (b) a Product Supply and Technology License Agreement, and (c) the agreement by the Company to sell up to 120,000 Symbol SPT 1500 machines at a discount.

   Employment Agreement

On June 3, 1999, the Company entered into an Employment Agreement with Leigh Rothschild, a stockholder, director, and chief executive officer, for three years with a base salary of $200,000 in the first year, increasing in $50,000 increments each subsequent year.

On June 3, 1999, the Company entered into a three year employment agreement with Jeffrey w. Sass and a three year consulting agreement with Matthew Schilowitz, who are also company stockholders and directors, for an annual base of $150,000 each, with increases of $25,000 each year thereafter.

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

The law firm of McLaughlin &  Stern, LLP of which Mr. David Sass, a director
and  stockholder  and  director,   is  a  principal,   received  legal  fees  of
approximately $47,000 for the three months ending December 31, 1999.

NOTE I YEAR 2000 ISSUES

We did not experience any significant effects of the Year 2000 issue on January 1,2000. We will continue to address this issue and the impact it might have on operations and financial reporting. We believe that by modifying or replacing systems, and by monitoring the Year 2000 readiness of key external parties, we are mitigating the Year 2000 risks. However, we cannot assure our stockholders that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect us.

NOTE J STOCK OPTION PLANS

The Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No.25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized.

a) The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan"), who was the principal stockholder, was adopted by the Board of Directors and approved by Harmat's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $.35, (as amended). The exercise price and number of options have been amended to $.30 and 576,748 respectively due to the dilutive effect of the acquisition. In conjunction with the acquisition all such options have become fully vested resulting in the accrual of compensation expense in the amount of $775,000, which has been reflected in the operations of Harmat prior to June 3, 1999.

b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 (as amended) to four directors and two key employees of the Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, the Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share $.35, (as amended). The exercise price and number of options have been amended to $.30 and 346,049 respectively due to the dilutive effect of the acquisition. During the six month period ended December 31, 1999,50,000 options were exercised.

c) As part of the acquisition the Company authorized five-year options to purchase 800,000 shares of the Company's common stock at an exercise price of $1.90 per share. Such options vest as follows: one-third after June 3, 2000, one-third after June 3, 2001 in the event the Company achieves 50% of its revenue projection of $49,000,000 in the second year and one third after June 3, 2002 in the event the Company achieves 50% of its revenue projection of $179,000,000 in the third year. As of December 31, 1999, an aggregate of 560,000 options have been granted.

d) The 1999 Plan for Incentive Stock Options was adopted by the Board of Directors on September 17, 1999, subject to stockholder approval, authorizing the Company to grant five year options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. As of December 31, 1999, an aggregate of 302,000 options have been granted.

A summary of the status of the Company's stock option plan as December 31, 1999, and the changes during the three months ended December 31, 1999 is presented below:

   Weighted-Averaged

FIXED OPTIONS                        Shares                     Exercise Price

October 1, 1998                     972,797                        $.30
Granted                             582,281                        2.82
Exercised                           (50,000)                        .35
Forfeited                                 0                          -

September 30,1999                   1,505,078                     $ .76

Granted                             103,200                        9.11
Exercised                           (11,600)                        .30
Forfeited                           (  8,700)                       7.42

December 31, 1999                   1,587,978

Exercisable at December 31, 1999 1,587,978
Weighted-average fair value of
Options granted during the year     $9.11


NOTE K INCOME TAXES

The income tax benefit for the three months ended December 31, 1999 consists of the following:

         Loss before income tax benefit              ($1,445,881)
         Federal income tax benefit at 36%               468,000
         Prior NOL allowable under IRC
         Section 382                                     103,000
         Income tax benefit                             $571,000

The Company has federal net operating loss carryforwards (NOL) of approximately $3,350,000 and expects these NOL to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, the Company's ability to utilize the NOL's are restricted under Section 382 of the Internal Revenue Code (IRC). Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows:

Deferred income tax assets:
         NOL prior to acquisition                      $604,800
         NOL generated in the current year              773,000
         Stock compensation (prior to acquisition)      279,000
         Valuation allowance                           (398,800)
                                                    ____________
                                                     $1,258,000

Deferred income tax liabilities:
         Unrealized gain on marketable secunties     $3,687,832
                                                     $2,429,832

NOTE L ACQUISITION

On November 5,1999 pursuant to an Agreement for Merger and Reorganization of BarPoint.com, Inc. through a newly organized, wholly owned subsidiary ("Sub") acquired all of the issued and outstanding shares of Synergy Solutions, Inc. The purchase price for the acquisition consisting of the following:

(A) 75,000 shares of common stock, par value $.001 per share, of BarPoint{the "BarPoint Common Stock"); (B) cash totaling $100,000; and (C) in the event Sub achieves at least Four Hundred Thousand Dollars ($400,000) in earnings, before interest, taxes, depreciation and amortization ("EBITDA") no later than twelve (12) months from the date of the closing, 75,000 shares of BarPoint Common Stock, par value $.001 per share, which shares shall be held in escrow pursuant to an escrow agreement.

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

Employment agreements were entered into with various executives of Synergy . Solutions, Inc. as well as the granting of options under the BarPoint.com, Inc., Incentive Option Plan, which is subject to shareholder approval.

The business combination was accounted for as follows:
                  Cash                                $10,034
                  Current Assets                       78,651
                  Prepaid assets                       36,297
                  Furniture and equipment-net          13,668
                           Total Assets               $92,319
                  Less:
                  Total Current Liabilities           $82,322

                  Net book value                        9,997
                  Goodwill                            498,285

         Total consideration on acquisition          $508,282

NOTE M SUBSEQUENT EVENTS

As of February 10, 2000 we had sold marketable securities consisting of 1,240,483 common shares of Socket Communication, Inc. for approximately $17 million in cash and cash equivalents.

The promissory note dated December 15, 1998 and due on February 14, 2000 from Financial Web.Com Inc. for $150,436.00 plus accrued interest of $16,012.03 was paid in full January 21, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended December 31, 1999

   Overview

On June 3, 1999, we acquired all issued and outstanding shares of BarPoint.com, Inc. in exchange for 6,634,042 shares of our common stock. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired us, because the former shareholders of BarPoint owned a majority of our common stock after the transaction. As a result of a post-closing adjustment provision we issued a stock dividend to owners of shares of Harmat common stock as of June 2, 1999 of a total of 878, 770 shares of our common stock. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of BarPoint, because we have discontinued our prior real estate development business. The consolidated statement of shareholders' equity has been converted from BarPoint's capital structure to Harmat' capital structure to reflect the exchange of shares pursuant to the merger agreement. Comparative financial statements are not included as a result of this reverse acquisition.

The financial statements reflect the financial position and results of operations of BarPoint and our subsidiaries on a consolidated basis, which reflects our current organizational structure. Our policy is to consolidate all majority-owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999

On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices, for 75,000 shares of BarPoint common stock, $100,000 and 75,000 shares of BarPoint common shares held in escrow pursuant to additional earn out payments. Synergy Solutions products are currently sold at major on-line, retail, and catalog software vendors.

Employment Agreements were entered into with various executives of Synergy Solutions, Inc. as well as the granting of options under BarPoint.com, Inc., Incentive Option Plan, which is subject to shareholder approval.

On December 6, 1999, we launched a preview version of our website, www.barpoint.com, which features a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode number that appears on what we believe to be more than O million retail items to search for product-specific information from and shop for products on the Internet. We intend to launch a more complete version of our website with additional categories and features in early 2000.

On June 3, 1999, we issued three shares of preferred stock, one Class I share, one Class II share and one Class ill share. On December 16, 1999, pursuant to a stock exchange agreement, voting rights were allocated to the Class I and II shares due to the cancellation of our company's Class A and B warrants. In connection with the cancellation of all Class A Warrants and Class B Warrants the Company issued 325,000 shares of common stock. The Class I share shall vote with the common stock and shall have 216,667 votes. The Class II share shall vote with the common stock and shall have 108,333 votes. The Class ill share shall vote with the common stock and shall have 346,766 votes. None of these shares of preferred stock are entitled to any dividends. All voting rights for these preferred shares end on June 3,2004. All three shares of preferred stock were issued to Leigh Rothschild, our Chairman and Chief Executive Officer.

On December 18, 1999 we closed on the sale of land held for sale for $175,000. We recognized income of approximately $25,000, before commissions and other selling expenses.

   Results of Operations

Loss from operations were $.06 per common share for the three months ended December 31, 1999. As of December 31,1999, we had no current revenue stream; however with our December 6, 1999 launch of our preview website, and our more complete launch in early 2000, we expect to begin to book revenues. We also expect that near term operational losses will continue for the foreseeable future because of advertising, research and development and administrative expenses. We intend to generate future revenues from commissions, advertising and other sources.

Selling, general and administration expenses were $1,676,588 for the three months ended December 31, 1999. Selling, general and administration expenses consist primarily of salaries, professional fees, hiring of personnel, travel and entertainment.

Research and development expenses were $254,204 for the three months ended December 31, 1999. Research and development expenses were primarily due to salaries, development of our large database of products and information linked to the manufacturer's UPC barcode and hiring of personnel. We anticipate research and development expenses will increase significantly in the upcoming year.

Advertising expenses were $207,800 for the three months ended December 31, 1999. Advertising expenses were primarily related to developing brand recognition and the launch of our website.

Interest income was $65,906 for the three months ended December 31, 1999. Interest income was primarily due to interest earned form our money market account.

   Liquidity and Capital Resources

On November 4, 1999 the Company converted 750,000 of Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications, Inc Common Shares. As of December 31,1999, we had approximately $4.9 million in cash and cash equivalents and $10.0 million in marketable securities. These marketable securities consisted of 1,240,483 shares of common stock of Socket Communications, Inc., 495,729 shares of common stock issuable upon exercise of warrants of Socket Communications, Inc. and 425,000 shares of common stock of FinancialWeb.Com, Inc. The shares of FinancialWeb are not saleable until January 31, 2001.

For the three months ended December 31, 1999, we had cash flow used in operations of ($1,121,291). The negative cash flow was primarily due to the net loss from operations.

For the three months ended December 31, 1999, net cash provided by investing activities of $(33,928) was primarily the result of the acquisition of Synergy Solutions, Inc. and the sale of land held for sale.

For the three months ended December 31,1999, net cash provided by financing activities of $31,860 was primarily the result of proceeds form the exercising of stock options and warrants. From June through August 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for gross proceeds of approximately $7,195,000, which includes a subscription note receivable of $750,000.

We have federal net operating loss carryforwards (NOL) of approximately $3,125,000 and expects these NOL to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, resulting from the stockholders of BarPoint gaining more than half of our common stock in the merger, our ability to utilize the NOL is restricted under Section 382 of the Internal Revenue Code. Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

We believe that cash, cash equivalents and marketable securities, together with projected cash flow from operations, will be sufficient to meet our liquidity and capital requirements for the next year, although no assurance exists that we will not require additional capital prior to the end of such period.

   Subsequent Events

As of February 10, 2000 the Company had sold marketable securities consisting of 1,240,483 common shares of Socket Communication, Inc. totaling over $17 million in cash and cash equivalents.

The promissory note dated December 15, 1998 and due on February 14,2000 from Financial Web.Com Inc. for $150,436.00 plus accrued interest of $16,012.03 was paid in full January 21, 2000.

   Year 2000 Issues

We did not experience any significant effects of the Year 2000 issue on January 1,2000. We will continue to address this issue and the impact it might have on operations and financial reporting. We believe that by modifying or replacing systems, and by monitoring the Year 2000 readiness of key external parties, we are mitigating the Year 2000 risks. However, we cannot assure our stockholders that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect us.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          BARPOINT.COM, INC.
                                             (Registrant)



By:  /s/ Leigh M. Rothschild
     Leigh M. Rothschild, President



DATED:   February 14, 2000