Form 10QSB
period 2000-03-31
BARPOINT COM INC
filed 2000-05-18
CIK 1013690

SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSACTION PERIOD FROM ______________ TO ______________


                             COMMISSION FILE NUMBER:
                                    000-21235

                               BarPoint.com, Inc.

                DELAWARE                                   11-2780723
        (STATE OR JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

                           One East Broward Boulevard
                                    Suite 410
                            Fort Lauderdale, FL 33301
                    (Address of Principal Executive Offices)

                                 (954) 745-7500
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]          No  [ ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of May 12, 2000:

             Title of Class                            Number of Shares
             --------------                            ----------------
     Common Stock, par value $.001                        16,982,577

           Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]         No  [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $ 27,122,552
Marketable securities                                           7,181,221
Account receivable                                                 57,908
Inventory                                                          46,076
Mortgage receivable                                                60,000
Other assets                                                      158,045
                                                             ------------
Total Current Assets                                           34,625,802
                                                             ------------
Equipment - net of accumlated
   depreciation of $21,611                                        205,686
                                                             ------------
                                                                  205,686
                                                             ------------
OTHER ASSETS
Deposit in escrow                                                 190,000
Goodwill                                                          490,285
Software development - net                                        232,066
                                                             ------------
                                                                  912,351
                                                             ------------
TOTAL ASSETS                                                 $ 35,743,839
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                        $  1,059,029
Income tax payable                                              5,934,000
                                                             ------------
Total Current Liabilities                                       6,993,029
                                                             ------------
OTHER LIABILITIES
Deferred taxes                                                  2,246,894
                                                             ------------
                                                                2,246,894
                                                             ------------
TOTAL LIABILITIES                                               9,239,923
                                                             ------------
STOCKHOLDERS' EQUITY
Preferred stock                                                        -
Common stock                                                       15,430
Paid in capital                                                12,953,728
Accumulated Earnings in Development Stage                      11,826,474
Accumulated Comprehensive Income                                1,708,284
                                                             ------------
Total Stockholders' Equity                                     26,503,916
                                                             ------------
Total Liabilities and Stockholders' Equity                   $ 35,743,839
                                                             ============

          See accompanying notes to consolidated financial statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE PERIOD ENDED MARCH 31, 2000


                                              Three Months          Six Months            From Inception
                                                 Ended                Ended            October 1998 through
                                             March 31, 2000       March 31, 2000          March 31, 2000
                                         -------------------------------------------------------------------
Revenues:
Total revenues                                 $169,965               $220,290                  $220,290
Cost of Sales                                    14,158                 15,925                    15,925
                                         ----------------------------------------------------------------
Gross Profit                                    155,807                204,365                   204,365

Operating Expenses:
Selling, General and Administration           3,220,944              4,897,532                 5,729,802
Research and Development                        354,943                609,147                   687,059
                                         ----------------------------------------------------------------
Total Operating Expenses                      3,545,887              5,506,679                 6,416,861
                                         ----------------------------------------------------------------

Loss from Operations                        (3,420,080)            (5,302,314)               (6,212,496)
                                         ----------------------------------------------------------------

Other Income:
Interest Income                                 220,794                286,700                   350,507
Gain on Sale of Marketable Securities        23,052,216             23,422,663                23,422,663
and Other Assets                         ----------------------------------------------------------------
Total Other Income                           23,273,010             23,709,363                23,772,970

Income before Income Tax                     19,852,930             18,407,049                17,560,474

Income Tax Expense                          (6,750,000)            (6,155,000)               (5,734,000)
                                         ----------------------------------------------------------------

Net Income                                  $13,102,930            $12,252,049               $11,826,474
                                         ================================================================

Net Income per Common Share--
Basic:                                            $0.85                  $0.81                      $.99
                                         ================================================================
Diluted:                                          $0.75                  $0.71                      $.88
                                         ================================================================

Weighted Average Common Shares
    Shares Outstanding--Basic                 15,409,478             15,144,561                11,854,828
                                         ================================================================

Weighted Average Common Shares
    Shares Outstanding--Diluted               17,488,947             17,119,446                13,371,160
                                         ================================================================


          See accompanying notes to consolidated financial statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED MARCH 31, 2000


                                                                             From Inception
                                                            Six Months        October 1998
                                                              Ended             through
                                                          March 31, 2000     March 31, 2000
                                                        --------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $12,252,049        $11,826,474
Adjustments to reconcile net income to net cash (used
for) operating activities:
Gain on sale of marketable securities                         (23,422,663)       (23,422,663)
Depreciation and Amortization                                       54,886             70,564
Non-Cash administration, marketing & development expenses          580,000            600,500
Non-Cash acquisition costs                                           9,997              9,997
                                                        --------------------------------------
                                                              (10,525,731)       (10,915,128)
Increase (decrease) in cash flows due to changes
in operating assets and liabilities:
Change in liabilities                                            6,794,108          6,540,670
Change in assets                                                 (131,090)          (167,549)
                                                        --------------------------------------
Total Adjustments                                                6,663,018          6,373,121
                                                        --------------------------------------

Net Cash (Used) by Operating Activities                        (3,862,713)        (4,542,007)
                                                        --------------------------------------

INVESTING ACTIVITIES:
Cash received on acquisition                                                          628,227
Acquisition costs                                                                   (189,000)
Acquisition of Synergy Solutions, Inc.*                          (100,000)          (100,000)
Sale of land held for sale                                         149,750            149,750
Sales of marketable securities                                  24,683,232         24,683,232
Software development costs                                                           (53,019)
Purchase of marketable securities                                (671,704)          (671,704)
Equipment                                                        (188,970)          (213,629)
                                                        --------------------------------------

Net Cash Provided by Investing Activities                       23,872,308         24,233,857
                                                         --------------------------------------

FINANCING ACTIVITIES:
Payment on subscription receivable                                 750,000            750,000
Private placements - net of commissions                                             6,273,170
Exercise of stock options and warrants                             389,002            407,532
                                                         --------------------------------------

Net Cash Provided by Financing Activities                        1,139,002          7,430,702
                                                         --------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   21,148,597         27,122,552

CASH AND CASH EQUIVALENTS - beginning of period
                                                                 5,973,955                  -
                                                        --------------------------------------

                                                                             From Inception
                                                            Six Months        October 1998
                                                              Ended             through
                                                          March 31, 2000     March 31, 2000
                                                        --------------------------------------

CASH AND CASH EQUIVALENTS - end of period                      $27,122,552        $27,122,552
                                                         =====================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Taxes                                                                   $0               $591
                                                         =====================================
Interest                                                                $0                 $-
                                                         =====================================
SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS:
Software Development Costs for Services Rendered
  by Certain Stockholders                                               $0           $220,000
                                                         =====================================
Non-Cash Administrative, Marketing
   & Development Expenses                                         $580,000           $600,500
                                                         =====================================
Finders fee applied to stockholders loan
  receivable                                                            $0           $218,655
                                                         =====================================
Common stock dividend of 878,770 shares                               $879               $879
                                                         =====================================
*Acquisition of Synergy Solutions, Inc.

  75,000 common shares                                            $408,207           $408,207
                                                        ======================================
Acquisition of BarPoint- Note A
Cashless exercise of warrants                                     $195,372           $195,372
                                                                  ========           =========

          See accompanying notes to consolidated financial statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2000


                                                 # of             Common Stock
                                                Shares
                                                  of                                   Additional
                                               Preferred                                 Paid-In
                                                 Stock          Shares     Par Value     Capital
Balance-September 30, 1998                         0           2,612,500     $2,612     $4,253,604

Contribution of 250,000 shares of Financial
  Web stock and 60,000 warrants of Socket
  Communications, Inc.                                                                    108,956

Stock Options, Net Loss and Unrealized Gain
  on Marketable Securities (Net of Income
  Taxes)  October 1,1998 - June 3, 1999                                                   775,000

Executive Compensation to Board of Directors                      50,000        50         24,950

                                               -----------------------------------------------------
Balance June 3, 1999                               0           2,662,500     2,662      5,162,510

Acquisition of The Harmat Organization                                                  (447,842)

BarPoint.com, Inc. Equity at June 3, 1999                            100       100        241,400

Recapitalization of BarPoint.com, Inc.                         6,633,942     6,534        (6,534)

Acquisition Costs                                                                       (189,000)



                                                   Note
                                                Receivable
                                                   from        Accumulated   Comprehensive
                                                Stockholder     (Deficit)         Income           Total
Balance-September 30, 1998                                       (1,666,869)        $0             $2,589,347

Contribution of 250,000 shares of Financial
  Web stock and 60,000 warrants of Socket
  Communications, Inc.                                                                               108,956

Stock Options, Net Loss and Unrealized Gain
  on Marketable Securities (Net of Income Taxes)
  October 1,1998 - June 3, 1999                                  (1,161,558)       2,380,585       1,994,027

Executive Compensation to Board of Directors                                                          25,000
                                              ---------------------------------------------------------------
Balance June 3, 1999                                             (2,828,427)       2,380,585       4,717,330

Acquisition of The Harmat Organization                             2,828,427     (2,380,585)

BarPoint.com, Inc. Equity at June 3, 1999                           (89,602)                         151,898

Recapitalization of BarPoint.com, Inc.                                                                     0

Acquisition Costs                                                                                  (189,000)


                                                 # of             Common Stock
                                                Shares
                                                  of                                   Additional
                                               Preferred                                 Paid-In
                                                 Stock        Shares     Par Value       Capital

Private Placements                                             4,499,868      4500      6,800,015

Exercise of Stock Options                                         50,000        50         17,450

Issuance of Preferred Stock                        3                            -              30

Net Loss and Unrealized Gain on Marketable
  Securities (Net of Income Taxes)

                                               ----------------------------------------------------
Balance - September 30, 1999                       3          13,846,410   $13,846    $11,578,029
                                               ----------------------------------------------------

Common Stock Dividend to Shareholders
  of record June 2, 1999                                         878,770       879          (879)

Acquisition of Synergy Solutions, Inc.                            75,000        75        408,207

Exercise of Stock Options                                         11,600        12          3,468

Cancellation of all Class A Warrants
  and Class B Warrants, plus $50,000                             325,000       325       (50,325)

Cashless exercise of Warrants                                    195,372       195          (195)

Exercise of Warrants                                              17,391        18         78,362

Net Loss and Unrealized Gain on Marketable

                                                 Note
                                              Receivable
                                                from         Accumulated     Comprehensive
                                             Stockholder      (Deficit)          Income           Total

Private Placements                              (750,000)                                       6,054,515

Exercise of Stock Options                                                                          17,500

Issuance of Preferred Stock                                                                            30

Net Loss and Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                               (348,993)       (1,015,665)   (1,364,658)

                                            --------------------------------------------------------------
Balance - September 30, 1999                   ($750,000)       ($438,595)      ($1,015,665)    $9,387,615
                                            --------------------------------------------------------------
Common Stock Dividend to Shareholders
  of record June 2, 1999                                                                                -

Acquisition of Synergy Solutions, Inc.                                                             408,283

Exercise of Stock Options                                                                            3,480

Cancellation of all Class A Warrants
  and Class B Warrants, plus $50,000                                                              (50,000)

Cashless exercise of Warrants                                                                           -

Exercise of Warrants                                                                                78,380

Net Loss and Unrealized Gain on Marketable


                                                 # of             Common Stock
                                                Shares
                                                  of                                   Additional
                                               Preferred                                 Paid-In
                                                 Stock        Shares     Par Value       Capital

Securities (Net of Income Taxes)

Reclassification adjustment of Unrealized
  Gain on Marketable Securities Sold
                                               ----------------------------------------------------
Balance - December 31, 1999                             3     15,349,543    15,350     12,016,668
                                               ----------------------------------------------------

Payment of subscription note receivable

Exercise of Stock Options                                             586        1          1,113

Exercise of Warrants                                               79,948       79        355,947
Issue of stock options below market                                                       220,000
Issue of warrants to a vendor                                                             360,000
Net Income and Unrealized Gain on Marketable
  Securities (Net of Income Taxes)

Reclassification adjustment of Unrealized
  Gain on Marketable Securities Sold
                                               ----------------------------------------------------
Balance - March 31, 2000                                3      15,430,077    15,430      12,953,728
                                               ----------------------------------------------------


                                                 Note
                                              Receivable
                                                from         Accumulated     Comprehensive
                                             Stockholder      (Deficit)          Income           Total

  Securities (Net of Income Taxes)                               (837,880)         4,205,918     3,368,038

Reclassification adjustment of Unrealized
  Gain on Marketable Securities Sold                                                (39,089)      (39,089)
                                            --------------------------------------------------------------
Balance - December 31, 1999                     (750,000)      (1,276,456)         3,151,164    13,119,726
                                            --------------------------------------------------------------
Payment of subscription note receivable           750,000                                          750,000

Exercise of Stock Options                                                                            1,114

Exercise of Warrants                                                                               356,026

Issue of stock options below market                                                                220,000

Issue of warrants to a vendor                                                                      360,000

Net Income and Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                              13,102,930         3,165,274    16,268,204

Reclassification adjustment of Unrealized
  Gain on Marketable Securities Sold                                             (4,608,154)   (4,608,154)

                                            --------------------------------------------------------------
Balance - March 31, 2000                                -       11,826,474         1,708,284    26,503,916
                                            --------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

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

On June 3, 1999, Harmat acquired all issued and outstanding shares of BarPoint.com, Inc., a Florida corporation ("Florida BarPoint"), more fully described in Note F below. The transaction was accounted for as a reverse acquisition, as if BarPoint acquired Harmat, because the former shareholders of Florida BarPoint owned a majority of Harmat common stock after the transaction. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of Florida BarPoint since its inception. The consolidated statement of stockholders' equity has been converted from Florida BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the acquisition. The consolidated group of companies is collectively referred to herein as the "Company". Comparative financial statements are not included as a result of this reverse acquisition.

The financial statements reflect the financial position and results of operations of BarPoint.com, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis. The Company's policy is to consolidate all majority-owned subsidiaries. All inter-company amounts have been eliminated in consolidation and necessary adjustments have been made to financial statements.

The Company "soft launched" its preview website in December 1999 and frequently updates it. We intend to launch a more complete version of the web site and service by October 2000. The website, www.barpoint.com, features a patent-pending reverse search engine and software technology that allows businesses and consumers to use the standard UPC barcode that appears on approximately 100 million retail items to search for product specific information from the internet. The web site provides businesses and consumers easy efficient access to meaningful product specific information.

NOTE B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents.
The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount of deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $25,450,000 at March 31, 2000.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At March 31, 2000 investments were classified as available-for-sale securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders' equity as comprehensive income until realized. The Company uses the average cost method for gains and losses on the sales of marketable securities. (See Note C)

Equipment
Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for furniture, fixtures and office equipment and three to five years for computer equipment.

Earnings (Loss) Per Share
The Company has adopted Statement of Financial Accounting Standards No.128, Earnings Per Share, (SFAS 128) requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of outstanding options and warrants.

The reconciliation of the basic and diluted earning per common share is as follows:

                                            Three months ended     Six months ended  From Inception Oct. 98
                                              March 31, 2000        March 31, 2000     to March 31, 2000

Weighted average common shares outstanding         15,409,478         15,144,561         11,854,828
Diluted effect of:
  Employee stock options                            1,997,006          1,892,422          1,488,265
  Warrants                                             82,463             82,463             28,047
                                                   ----------         ----------         ----------

Weighted average common shares
  Outstanding, assuming dilution                   17,488,947         17,119,446         13,371,160

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

Goodwill
The goodwill related to the acquisition of Synergy Solutions, Inc. is being amortized over 15 years on a straight line basis.

Software Development Costs
Costs relative to the initial software development related to the Company's underlying technology are capitalized and carried at book value and include $220,000 for services rendered by certain stockholders. Such costs are being amortized over 5 years, subject to periodic evaluation for impairment. Costs to maintain such technology going forward, and ongoing web development costs have been expensed.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Advertising
The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93- 7 "Reporting on Advertising Costs". As such, the Company expenses the costs of advertising when incurred. For the three months ended March 31, 2000advertising expense was $715,452 and for the six months ended March 31, 2000 the Company incurred advertising expense of $923,252. These amounts are included in selling, general and administration expenses.

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

Comprehensive Income (Loss)
The Company adopted SFAS No.130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income (loss) that the Company currently reports is unrealized gain (loss) on marketable securities.

NOTE C MARKETABLE SECURITIES
Marketable securities consist of investments in equity securities at discounted market value, since they are unregistered or constrained securities. The unrealized gain, net of deferred federal income tax, at acquisition date was $2,380,585. For the period ended March 31, 2000 the unrealized gain, net of deferred federal income tax, was $4,088,869.

NOTE D SUBSCRIPTION AND LOANS RECEIVABLE
A subscription note receivable in the amount of $750,000 bears interest at 8% per annum and maturing on February 12, 2000. The note was secured by 394,737 shares of common stock of the Company. The subscription note receivable for $750,000 plus accrued interest of $35,178 was paid in full on February 11, 2000.

Other
Harmat loaned $175,000 to Axxess, Inc. now known as Financial Web.Com, Inc., an unaffiliated third party. The loan is evidenced by a $175,000 Promissory Note dated August 15, 1997 which bears interest at 2% above the prime rate and unpaid interest and principal were due August 15, 1998. Axxess, Inc. pledged 600,000 shares of its common stock as collateral and authorized warrants to purchase its common stock for a price of $.25 per share (as amended) expiring August 14, 2000. On December 15, 1998 Harmat notified Axxess, Inc. that it was exercising its warrants to purchase 175,000 shares of Axxess, Inc. for an aggregate subscription price of $43,750. The subscription price was applied against the loan balance. A new promissory note was issued for $150,436 (the remaining principal balance plus accrued interest). The new note bears interest at 9.75% per annum and matured December 15, 1999. The Company granted an extension on this loan to February 15, 2000. The promissory note for $150,436 plus accrued interest of $16,012 was paid in full on January 21, 2000.

In connection with the sale of property in Quogue, New York, the buyer mortgaged $60,000 of the purchase price to Harmat. The mortgage is payable monthly (interest only) at an interest rate of 12% per annum and matures May 7, 2000. As of May 15, 2000 this mortgage receivable note had not been paid..

In March 2000 an escrow deposit of $190,000 was made in connection with the PriceBee merger and acquisition. See "Legal Proceeding"

NOTE E FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective December 31, 1995, the Company adopted SFAS No.107, "Disclosure about Fair Value Financial Instruments", which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The Company's financial instruments include cash and cash equivalents, payables and short-term loans. It is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations.

NOTE F ACQUISITION OF ASSETS OF BARPOINT .COM, INC.
On June 3, 1999, Harmat acquired all of the issued and outstanding shares of Florida BarPoint (a company which commenced business in October 1998) pursuant to an Acquisition Agreement dated May 20, 1999. The transaction was accounted for as a reverse acquisition, as if the Florida BarPoint acquired Harmat, due to the fact that the former shareholders of Florida BarPoint owned a majority of Harmat common stock after the transaction.

The consideration for the acquisition was 6,634,042 shares of the Company's common stock (the "Common Stock") based upon a negotiated value of $1.90 per share. The purchase price was subject to adjustment depending upon the value of certain of the Company's assets at the date of closing and over a 45-day period following the closing.

In connection with the acquisition, a shareholder of Harmat made a capital contribution to the Company of 250,000 shares of FinancialWeb.com, Inc. (the "Fweb Stock") and certain other assets. The Company declared a stock dividend to the shareholders of record as of June 2, 1999 calculated subsequent to the 45-day period following closing and payable on October 20, 1999. The dividend declared consisted of an aggregate of 878,770 shares of common stock.

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

As part of the transaction, the Company sold to Leigh Rothschild, the Chairman of the Company, three (3) shares of the Company's Series A Preferred Stock, one Class I share, one Class II share and one Class III share, for an aggregate purchase price of $10. All of the shares of Series A Preferred Stock vote on a pari passu basis with the Company's Common Stock. On December 16, 1999, pursuant to a stock exchange agreement, voting rights were allocated to the Class I and II shares due to the cancellation of the Company's Class A and Class B warrants. In connection with the cancellation of these warrants the Company issued an aggregate of 325,000 shares of common stock. The Class I share of Series A Preferred Stock has 216,667 votes, the Class II share of Series A Preferred Stock has 108,333 votes and the Class III share of Series A Preferred Stock has 346,766 votes. None of the shares of Series A Preferred Stock are entitled to any dividends. All voting rights for these preferred shares end on June 7, 2004

In connection with services rendered, the new consulting agreement and guarantees issued by Matthew Schilowitz relating to collectability of certain assets of Harmat, Mr. Schilowitz was awarded options to purchase the aggregate of 190,615 shares at $1.90 per share, exercisable over a five (5) year period. David W. Sass, a director of the Company, is the father of Jeffrey W. Sass, a founder, shareholder, and director of BarPoint. McLaughlin & Stern, LLP, general counsel to the Company, was a shareholder of BarPoint and received shares in the Company as part of the transaction. David W. Sass is a member of said firm and also a director of the Company.

NOTE G COMMITMENTS AND CONTINGENCIES
Consulting Agreement
In February 1998, Harmat entered into a one year consulting agreement with Spencer Trask to advise the Harmat on financial matters in connection with the operation of the business including acquisitions, mergers and other similar business combinations. The agreement was extended to February 2000. The Harmat paid Spencer Trask an initial $10,000 retainer and an additional $3,500 per month. In addition, Spencer Trask is to receive a transaction fee for any transactions consummated by Harmat during the term of the agreement or within two years after the end of the term. In connection with this agreement Spencer Trask was granted five year warrants to purchase 200,000 shares of Harmat's common stock at $.35 per share. In connection with the acquisition (see Note F), Spencer Trask was paid a fee of $189,000. On November 5, 1999 the Company and Spencer Trask terminated the consulting agreement, however, the Company shall continue to make payments of the retainer fee through January 2000 and the warrants remain in full force. As part of this agreement the holder of the warrants has agreed not to sell more than 28,500 shares per month commencing January 1, 2000. On December 23,1999 Spencer Trask purchased 195,372 common shares on a cashless exercise of the 200,000 warrants.

Properties
The Company currently rents over 10,000 square feet of office space Ft. Lauderdale, Florida under a new five-year lease commencing in January 2000. Annual future lease payments:

                  Year                      Amount
                  ----                      ------
                  2001                      $207,544
                  2002                      $299,525
                  2003                      $311,506
                  2004                      $323,487
                  2005                      $335,468

Product Supply and Technology License Agreement
The Company issued 1,315,789 shares of common stock to Symbol Technologies, Inc, for (a) delivery of $1,000,000 in cash, (b) a Product Supply and Technology License Agreement, and (c) the agreement by the Company to sell up to 10,000 Symbol SPT 1500 machines at a discount.

Employment Agreements

On March 24, 2000, the Company entered into a two-year employment agreement with John C. Macatee, a director and chief executive officer, with a base salary of $400,000 in the first year and increasing to $450,000 for the second year.

On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Leigh M. Rothschild, a stockholder, director and chairman of the board. The new employment agreement provides that Mr. Rothschild shall serve as the Chairman of the Board and not as the Chief Executive Officer, with a base salary of $300,000 in the first year increasing to $350,000 for the second year.

On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Jeffery W. Sass, a stockholder, director and chief operating officer. The new employment agreement provides for a base salary of $250,000 in the first year increasing to $300,000 for the second year.

On June 3, 1999, the Company entered into a three year consulting agreement with Matthew Schilowitz, who is a stockholder, for an annual base of $150,000 with increases of $25,000 each year thereafter.

NOTE H RELATED PARTY TRANSACTIONS
The Company paid a finders fee in June 1999 to Mr. Schilowitz, a stockholder and former director of the Company, in the amount of $246,455 in connection with the private placements. The fee was offset against Mr. Schilowitz's loan balance of $218,655 as payment in full plus Harmat's expenses of approximately $27,800. In addition the Company repaid an advance to Leigh Rothschild in the amount of $110,000.

The law firm of McLaughlin & Stern, LLP of which Mr. David Sass, a stockholder and director, is a principal, received legal fees of approximately $51,000 for the three months ending March 31, 2000 and $120,000 for the six months ending March 31, 2000.

NOTE I YEAR 2000 ISSUES
We did not experience any significant effects of the Year 2000 issue on January 1, 2000. We will continue to address this issue and the impact it might have on operations and financial reporting. We believe that by modifying or replacing systems, and by monitoring the Year 2000 readiness of key external parties, we are mitigating the Year 2000 risks. However, we cannot assure our stockholders that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect us.

NOTE J STOCK OPTION PLANS AND WARRANTS
The Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No.25 and related interpretations in accounting for its plans.

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

b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five-year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 (as amended) to four directors and two key employees of the Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, the Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share $.35, (as amended). The exercise price and number of options have been amended to $.30 and 346,049 respectively due to the dilutive effect of the acquisition. As of March 31, 2000, 50,000 options have been exercised.

c) As part of the acquisition the Company authorized five-year options to purchase 800,000 shares of the Company's common stock at an exercise price of $1.90 per share. Such options vest as follows: one-third after June 3, 2000; one-third after June 3, 2001 in the event the Company achieves revenues of at lease $24,500,000 in the second year and one third after June 3, 2002 in the event the Company revenues of $89,500,000 in the third year. As of March 31, 2000, an aggregate of 800,000 options have been granted.

d) The 1999 Equity Incentive Plan was adopted by the Board of Directors on September 17, 1999 and was approved at the annual meeting of shareholders on April 4, 2000, authorizing the Company to grant five-year options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. As of March 31, 2000, an aggregate of 1,405,200 options have been granted. The Company issued 180,000 stock options to Mr. Schilowitz at a 15% discount to market resulting in a $220,000 compensation expense.

In August 1999 the Company issued 60,000 warrants to a vendor at an exercise price of $4.04, the warrants expire in three years. This resulted in a marketing expense of $360,000 which has been reflected in financials for the six months ended March 31, 2000.

A summary of the status of the Company's stock options as of March 31, 2000, and the changes during the six months ended March 31, 2000 is presented below:

                                                            Weighted-Averaged
FIXED OPTIONS                          Shares                 Exercise Price
----------------------------------------------------------------------------
September 30, 1999                     1,505,078                 $1.27

Granted                                  284,700                  6.44
Exercised                                      0                     -
Forfeited                                 (8,700)                 7.42
December 31, 1999                      1,781,078                  2.07

Granted                                  995,500                  7.89
Exercised                                    586                  1.90
Forfeited                                      0                     -
March 31, 2000                         2,776,579                  4.16

Exercisable at March 31, 2000          2,776,579
Weighted-average fair value of
    options granted during the year        $7.57

On April 4, 2000 the Board of Directors amended the 1999 Equity Incentive Plan, subject to stockholder approval, authorizing the Company to grant an additional 1,500,000 five-year options to purchase shares of the Company's common stock at fair market value at date of grant or 85% of fair market value.

NOTE K INCOME TAXES
The income tax expense for the six months ended March 31, 2000 consists of the following:
                                      Three Months Ended   Six Months Ended
                                        March 31, 2000      March 31, 2000
                                      ------------------   -----------------
         Income                           $19,852,930         $18,407,049
         Federal income tax at 34%          6,750,000           6,258,000
         Prior NOL allowable under
            IRC Section 382                         0            (103,000)
                                          -----------         -----------
         Income tax provision             $ 6,750,000         $ 6,155,000

         Current provision                $ 6,529,000         $ 5,934,000
         Deferred provision               $   221,000         $   221,000
                                          -----------         -----------
                                          $ 6,750,000         $ 6,155,000
                                          ===========         ===========

The Company for the fiscal year ended September 30, 1999 had federal net operating loss carryforwards (NOL) of approximately $1,680,000 and expects these NOL to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, the Company's ability to utilize the NOL's are restricted under Section 382 of the Internal Revenue Code
(IRC). Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax liability is as follows:

Deferred tax assets:
NOL prior to acquisition based                          $398,800
Stock based compensation (prior to acquisition)          279,000
Stock based compensation and marketing expense           200,000
Valuation allowance                                     (398,800)
                                                        --------
         Balance March 31, 2000                         $479,000

Unrealized gain on marketable securities              $2,725,894
                                                      ----------
                                                      $2,246,894
                                                      ==========

NOTE L ACQUISITION
On November 5,1999 pursuant to an Agreement for Merger and Reorganization, BarPoint.com, Inc. through a newly organized, wholly owned subsidiary ("Sub") acquired all of the issued and outstanding shares of Synergy Solutions, Inc. The purchase price for the acquisition consisting of the following:

(A) 75,000 shares of common stock, par value $.001 per share, of the Company (the "BarPoint Common Stock"); (B) cash totaling $100,000; and (C) in the event Sub achieves at least Four Hundred Thousand Dollars ($400,000) in earnings, before interest, taxes, depreciation and amortization ("EBITDA") no later than twelve (12) months from the date of the closing, 75,000 shares of BarPoint Common Stock, par value $.001 per share, which shares shall be held in escrow pursuant to an escrow agreement.

BarPoint shall pay the former Stockholders of Synergy Solution, Inc. additional consideration in proportion to their respective ownership of Synergy equal to
(x) thirty percent (30%) of Sub's EBITDA attributable to operations ending as of the first anniversary of the closing; (y) twenty-five percent (25%) of Sub's EBITDA attributable to operations between the first and second anniversaries of the closing; and (z) twenty percent (20%) of Sub's EBITDA attributable to operations between the second and third anniversaries of the closing, (collectively the "Earn Out"). BarPoint shall deliver the Earn Out for each Earn Out period within ninety (90) days of the first, second and third anniversary dates of the Closing. Any such Earn Out shall be paid in cash until the EBITDA equals eight hundred thousand dollars ($800,000) and thereafter, in BarPoint common stock, valued at the closing bid price three (3) business days prior to payment.

Synergy Solutions, Inc. provides computer-consulting services with expertise in developing computer programs for the Palm OS devices and other Pentium based computer devices and developing web server applications with various software, including, but not limited to, Oracle Unix/Linux Systems.

Employment agreements were entered into with various executives of Synergy Solutions, Inc. as well as the granting of options under the Company's Equity Incentive Plan.

The business combination was accounted for as follows:
                  Current Assets                       78,651
                  Furniture and equipment-net          13,668
                                                       ------
                           Total Assets               $92,319
         Less:    Total Current Liabilities           $82,322
                                                      -------

                  Net book value                        9,997
                  Goodwill                            498,285
                                                      -------

         Total consideration on acquisition          $508,282
                                                     ========

Goodwill from the acquisition is being amortized over 15 years.

NOTE M SUBSEQUENT EVENTS
On April 4, 2000 the Board of Directors approved an employee benefits program including a 401(k) Retirement Plan and an employee Stock Purchase Plan. The 401(k) Plan provides for the Company to match 25% of the first six percent of employee contributions and an additional 25% of the first six percent of employee contributions if certain annual Company goals are achieved. The employee Stock Purchase Plan provides for the Company to contribute up to 15% of the common stock purchased by the employee.

On April 5, 2000 the Company completed a private offering of common stock at a price of $12 per share by the Company and selling stockholders. The Company received gross proceeds of approximately $17.7 million for the sale of 1,477,600 shares of BarPoint Common Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000

OVERVIEW
On June 3, 1999, we acquired all issued and outstanding shares of BarPoint.com, Inc., a Florida Corporation ("Florida BarPoint") in exchange for 6,634,042 shares of our common stock. The transaction was accounted for as a reverse acquisition, as if Florida BarPoint acquired us, because the former shareholders of Florida BarPoint owned a majority of our common stock after the transaction. As a result of a post-closing adjustment provision we issued a stock dividend to owners of shares of Harmat common stock as of June 2, 1999 of a total of 878,770 shares of our common stock. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of Florida BarPoint, because of the reverse acquisition accounting. The consolidated statement of shareholders' equity has been converted from Florida BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the merger agreement. Comparative financial statements are not included as a result of this reverse acquisition.

The financial statements reflect the financial position and results of operations of BarPoint and our subsidiaries on a consolidated basis, which reflects our current organizational structure. Our policy is to consolidate all majority-owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999. On February 7, 2000 we exercised warrants to purchase 578,836 Socket Communications common shares for a total exercise price of $671,703. During the six months ended March 31, 2000 we sold 1,675,254 Socket Communications common shares totaling approximately $24.6 million in cash and cash equivalents.

On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices, for 75,000 shares of BarPoint common stock, $100,000 and 75,000 shares of BarPoint common shares held in escrow pursuant to additional earn out payments. Synergy Solutions products are currently sold at major on-line, retail, and catalog software vendors. Employment Agreements were entered into with various executives of Synergy Solutions, Inc. as well as the granting of options under the Company Incentive Option Plan

The Company "soft launched" its preview website in December 1999 and frequently updates it. We intend to launch a more complete version of the web site and service by October 2000. The website, www.barpoint.com, features a patent-pending reverse search engine and software technology that allows businesses and consumers to use the standard UPC barcode that appears on approximately 100 million retail items to search for product specific information from the internet. The web site provides businesses and consumers easy efficient access to meaningful product specific information.

On June 3, 1999, we issued three shares of preferred stock, one Class I share, one Class II share and one Class III share. On December 16, 1999, pursuant to a stock exchange agreement, voting rights were allocated to the Class I and II shares due to the cancellation of our company's Class A and B warrants. In connection with the cancellation of all Class A Warrants and Class B Warrants the Company issued 325,000 shares of common stock. The Class I share shall vote with the common stock and shall have 216,667 votes. The Class II share shall vote with the common stock and shall have 108,333 votes. The Class III share shall vote with the common stock and shall have 346,766 votes. None of these shares of preferred stock are entitled to any dividends. All voting rights for these preferred shares end on June 7, 2004. All three shares of preferred stock were issued to Leigh Rothschild, our Chairman.

On December 18, 1999 we closed on the sale of land held for sale for $175,000. We recognized income of approximately $25,000, before commissions and other selling expenses.

In February 2000, BarPoint entered into an agreement to acquire PriceBee.com, a price comparison "shopbot", through a merger of PriceBee.com with and into Synergy Solutions, Inc., a wholly-owned subsidiary of BarPoint. On March 31, 2000, BarPoint gave ten days notice of termination of the agreement and plan of merger with PriceBee.com. PriceBee.com is disputing BarPoint's termination of the agreement and the dispute is in arbitration. See "Legal Proceedings."

In March 2000, Matthew Schilowitz, a director and consultant of BarPoint, entered into an agreement with the Company whereby Mr. Schilowitz: (i) resigned from his position as a director upon the appointment of a new Chief Executive Officer, (ii) sold 100,000 shares of common stock in the private placement completed by the Company in April 2000, (iii) agreed to lock-up the shares he owns and the shares underlying his options until the later of (x) 180 days from the date of the first closing of the private placement and (y) the effective date of the registration statement relating to this offering and (iv) entered into an agreement with the placement agent for the private placement which provides that Mr. Schilowitz's lock-up shall expire with regard to 100,000 of his shares upon his resignation as a director of BarPoint. The 87,600 shares held by the ARS Revocable Family Trust, a family trust established by Mr. Schilowitz's wife and of which Mr. Schilowitz disclaims beneficial ownership, are not be subject to lock-up restrictions. Mr. Schilowitz's consulting agreement with BarPoint will remain in effect. The remainder of his shares and options will be locked up for the longer of 180 days and registration statement effectiveness. (See Subsequent Event)

Results of Operations
Net income was $13,102,930 or $.75 per common share diluted for the three months ended March 31, 2000 and $12,252,049 or $.71 per common share diluted for the six months ended March 31 2000. Net income was primarily due to gain on the sale of marketable securities. As of March 31, 2000, we had no significant revenue stream; however with our December 6, 1999 launch of our preview website, and our more complete launch later in 2000, we expect to begin to book revenues by the end of year 2000. We also expect that near term operational losses will continue for the foreseeable future because of advertising, research and development and administrative expenses. We intend to generate future revenues from commissions, advertising and other sources.

Selling, general and administration expenses were $3,220,944 for the three months ended March 31, 2000 and $4,897,532 for the six months ended March 31, 2000. Selling, general and administration expenses consist primarily of salaries, marketing, professional fees, hiring of personnel, travel and entertainment.

Research and development expenses were $354,943 for the three months ended March 31, 2000 and $609,147 for the six months ended March 31, 2000. Research and development spending was primarily due to the development of our product database, content and technology infrastructure. We anticipate research and development expenses will increase significantly in the upcoming year as we continue to build and develop our database and technology infrastructure.

Advertising expenses were $715,452 for the three months ended March 31, 2000 and $923,252 for the six months ended March 31, 2000. Advertising expenses were primarily related to developing brand recognition and the launch of our preview website. These amounts are included in selling, general and administration expenses.

Interest income was $220,794 for the three months ended March 31, 2000 and $286,700 for the six months ended March 31, 2000. Interest income was primarily due to interest earned form our money market account.

Gain on sale of marketable securities was $23,052,216 for the three months ended March 31, 2000 and $23,422,663 for the six months ended March 31, 2000. The gain was primarily the result of selling approximately 1,675,000 common shares of Socket Communication at a gain on sale of marketable securities of approximately $23.4 million.

LIQUIDITY AND CAPITAL RESOURCES
On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999. On February 7, 2000 we exercised warrants of 578,836 Socket Communications common shares at a total exercised price of $671,703. During the six months ended March 31, 2000 we sold 1,675,254 Socket Communications common shares totaling approximately $24.6 million in cash and cash equivalents.

As of March 31, 2000, we had approximately $27.1 million in cash and cash equivalents and $7.1 million in marketable securities. These marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc. and 425,000 shares of common stock of FinancialWeb.Com, Inc. The shares of FinancialWeb are under a lock-up agreement and are not saleable until January 31, 2001.

For the six months ended March 31, 2000, we had cash flow used by operations of ($3,862,713). The negative cash flow was primarily due to the net loss from operations.

For the six months ended March 31, 2000, net cash provided by investing activities of $23,872,308 was primarily the result of the sale of land held for sale and sale of marketable securities.

For the six months ended March 31, 2000, net cash provided by financing activities of $1,139,002 was primarily the result of proceeds from the exercising of stock options and warrants. From June through August 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for gross proceeds of approximately $7,195,000, which includes a subscription note receivable of $750,000. The subscription note receivable was paid in full February 11, 2000.

The Company for the fiscal year ended September 30, 1999 had federal net operating loss carryforwards (NOL) of approximately $1,680,000 and expects these NOL to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, the Company's ability to utilize the NOL's are restricted under Section 382 of the Internal Revenue Code
(IRC). Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

We believe that cash, cash equivalents and marketable securities, together with projected cash flow from operations, will be sufficient to meet our liquidity and capital requirements for the next year, although no assurance exists that we will not require additional capital prior to the end of such period.

Subsequent Events
On April 4, 2000 the annual meeting of shareholders was held and the shareholders approved the election of directors, adopting the 1999 Equity Incentive Plan, ratified the granting of certain options to officers and directors and adopting an amendment to the Company's Certificate Incorporation increasing the authorized shares of common stock to 100,000,000 shares.

On April 4, 2000 the Board of Directors approved an employee benefits program including a 401(k) Retirement Plan and an employee Stock Purchase Plan. The 401(k) Plan provides for the Company to match 25% of the first six percent of employee contributions and an additional 25% of the first six percent of employee contributions if certain annual Company goals are achieved. The employee Stock Purchase Plan provides for the Company to contribute up to 15% of the common stock purchased by the employee.

On April 5, 2000 the Company completed a private equity offering selling 1,848,333 common shares at a price of $12 per share by the Company and selling stockholders. Included in the total number of shares was 370,833 shares sold by two shareholders. Matthew Schilowitz, a former director and founder of the Company sold 100,000 shares and the Irrevocable Trust III, of which Jay Linn, a director, serves as trustee and the beneficiaries of which are family members of Leigh Rothschild, the Company's chairman, sold 270,833 shares. The Company received gross proceeds of approximately $17.7 million for the sale of 1,477,600 shares of BarPoint Common Stock.

YEAR 2000 ISSUES
We did not experience any significant effects of the Year 2000 issue on January 1, 2000. We will continue to address this issue and the impact it might have on operations and financial reporting. We believe that by modifying or replacing systems, and by monitoring the Year 2000 readiness of key external parties, we are mitigating the Year 2000 risks. However, we cannot assure our stockholders that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect us.


CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

    This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and an inability to find financing on terms suitable to the company.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    On April 4, 2000, PriceBee.com, Inc. submitted a claim for arbitration to the American Arbitration Association with respect to the Company's termination of an agreement and plan of merger, whereby the Company had agreed to acquire PriceBee. PriceBee alleges that the Company's termination of the agreement and plan of merger was wrongful and seeks specific performance and/or $5.0 million in damages. The Company has submitted a counterclaim against PriceBee alleging breach of the agreement and plan of merger on the part of PriceBee and is seeking $7.0 million in damages. Each of the Company and PriceBee have selected an arbitrator and a third independent arbitrator will be selected shortly.

ITEM 2 - CHANGES IN SECURITIES

    On April 5, 2000 the Company completed a private placement of 1,477,600 common shares to institutional accredited investors at a price of $12 per share. Jefferies & Company acted as the placement agent and received a commission of 5% of the gross proceeds and warrants to purchase 250,000 shares of BarPoint common stock at an exercise price of $7.38 per share, expiring December 7, 2004. The Company believes the private placement is exempt from registration under 4(2) of the Securities Act of 1933, as amended, and under Rule 506 promulgated under the Securities Act.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 4, 2000, at the annual meeting of stockholders of the Company, the following persons were elected as directors of the Company for a term of one year or until a successor has been elected and qualified: Leigh M. Rothschild, Seymour G. Siegel, David W. Sass, Jeffrey W. Sass, John C. Macatee, Jay Howard Linn and Kenneth Jaeggi.

Name                                Votes in Favor            Votes Withheld

Leigh M. Rothschild                 12,775,080                    11,800
Seymour G. Siegel                   12,775,080                    11,800
David W. Sass                       11,916,070                   870,810
Jeffrey W. Sass                     12,775,080                    11,800
John C. Macatee                     12,775,080                    11,800
Jay Howard Linn                     12,775,080                    11,800
Kenneth Jaeggi                      12,773,596                    13,284

         In addition the following proposals were passed:

         1. Adoption of the Company's 1999 Equity Incentive Plan

                  Votes in Favor            Votes Withheld       Against
                  --------------            --------------       -------
                  10,290,278                     5,425            66,232

         2. Ratification of the granting of options to certain key employees and directors of the Company

                  Votes in Favor            Votes Withheld       Against
                  --------------            --------------       -------
                    10,290,508                    4,645           67,232

         3. Adoption of amendment of the Certificate of Incorporation of the Company to increase the number of shares of common stock that the Company may issue.

                  Votes in Favor            Votes Withheld       Against
                  --------------            --------------       -------
                    12,738,042                    2,625           46,213


ITEM 5 - OTHER INFORMATION

         On March 24, 2000, John Macatee became a director, the new President and Chief Executive Officer of BarPoint. His employment agreement provides for a term of two years, with automatic one-year renewals unless either party gives written notice. Mr. Macatee's base salary will be $400,000 in the first year and $450,000 in the second year and is eligible for bonuses under a bonus plan to be established by BarPoint and he shall receive a monthly car allowance of $750.00 plus insurance and maintenance. On April 4, 2000 the Board of Directors amended Mr. Macatee's employment agreement, and he was granted options to purchase 300,000 shares of BarPoint common stock at an exercise price of $12.75 per share. These options vest 100,000 each year for three years beginning on the first anniversary of his employment and expiring after five years. The employment agreement also includes non-competition and confidentiality provisions

         On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Leigh M. Rothschild, a stockholder, director and chairman of the board. The new employment agreement provides that Mr. Rothschild shall serve as the Chairman of the Board and not as the Chief Executive Officer, with a base salary of $300,000 in the first year increasing to $350,000 for the second year.

         On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Jeffery W. Sass, a stockholder, director and chief operating officer. The new employment agreement provides for a base salary of $250,000 in the first year increasing to $300,000 for the second year.


ITEM 6 - EXHIBITS

         (a)      Exhibits

         10.1 Amended and Restated Employment Agreement, dated as of April 4, 2000 between the Company and John C. Macatee.

         10.2 Employment Agreement, dated as of March 27, 2000, between the Company and Leigh Rothschild.

         10.3 Employment Agreement, dated as of March 27, 2000, between the Company and Jeffrey Sass.

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  Form 8-K filed for April 5, 2000

    Pursuant to the requirements of the Securities and exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized

Dated: May 15, 2000

BarPoint.com, Inc.


By:      /s/ John Macatee
        --------------------------
         John Macatee
         President and Chief Executive Officer
         (Principal Executive Officer)



By:      /s/ Gene Cochran
        --------------------------
         Gene Cochran
         Controller
         (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  10.1     Amended and Restated Employment Agreement, dated as of
           April 4, 2000 between the Company and John C. Macatee.

  10.2 Employment Agreement, dated as of March 27, 2000, between the Company and Leigh Rothschild.

  10.3 Employment Agreement, dated as of March 27, 2000, between the Company and Jeffrey Sass.

  27       Financial Data Schedule