Form 10KSB/A
period 1999-09-30
BARPOINT COM INC
filed 2000-08-04
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [x] Yes [] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer has 16,921,367 shares of Common Stock outstanding as of July 31, 2000.

         The issuer's revenues for the fiscal year ended September 30, 1999 were $0.

         The aggregate market value of the outstanding common stock held by non-affiliates of the issuer on July 31, 2000 (computed by reference to the last reported sales price of the issuer's common stock on the Nasdaq Small Cap Market was $61,339,955.

                                Explanatory Note

         This Amendment No. 1 to the Form 10-KSB for the fiscal year ended September 30, 1999 of BarPoint.com, Inc. (the "Company") is being filed to amend the Financial Statements that are part of Item 7 of the form 10-KSB.

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

As discussed in Note A, these financial statements have been restated to reflect a change in the method of accounting for certain contracts obtained in conjunction with the issuance of Company shares. Previously issued financial statements as of September 30, 1999 and for the year then ended should be discarded and no longer relied upon.

Great Neck, New York
December 15,1999

111 Great Neck Road
Great Neck, New York 11021
516/466-6550 Fax: 516/466-5649
275 Madison Avenue
New York, New York 10016
212/252-1600 Fax: 212/252-1515

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 1999
                                 (As Restated)

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 5,973,956
Marketable securities                                              3,223,123
Loans receivable                                                     210,436
Other current assets                                                 101,886
                                                           ------------------
Total Current Assets                                               9,509,401
                                                           ------------------

Property-land                                                        149,750
Equipment - net of accumlated
   depreciation of $2,207                                             22,602
                                                           ------------------
                                                                     172,352

OTHER ASSETS
Software development and licensing - net                           1,759,398
                                                           ------------------

                                                                   1,759,398

                                                           ------------------

TOTAL ASSETS                                                    $ 11,441,151
                                                           ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $ 337,637
                                                           ------------------

Total Current Liabilities                                            337,637
                                                           ------------------

OTHER LIABILITIES
Deferred taxes payable                                               215,899
                                                           ------------------

                                                                     215,899

                                                           ------------------

TOTAL LIABILITIES                                                    553,536
                                                           ------------------

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value-authorized 5,000,000
 shares; 3 issued and outstanding                                          -
Common stock; $.001 par value-authorized 20,000,000
  shares; 13,846,410 issued and outstanding                           13,846
Paid in capital                                                   13,078,029
Subscription receivable                                             (750,000)
Accumulated Deficit-Development Stage Company                       (438,595)
Comprehensive Income (Loss)                                       (1,015,665)

                                                           ------------------
Total Stockholders' Equity                                        10,887,615
                                                           ------------------

Total Liabilities and Stockholders' Equity                      $ 11,441,151
                                                           ==================


See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                      For the Year Ended September 30, 1999

Revenues:
Total revenues                                                      $        -
Cost of Sales                                                                -
                                                                  -------------
Gross Profit                                                                 -

Operating Expenses:
Selling, General and Administration                                    832,290
Research and Development                                                77,912
                                                                  -------------
Total Operating Expenses                                               910,202
                                                                  -------------

Loss from Operations                                                  (910,202)
                                                                  -------------

Other Income:
Interest Income                                                         63,607
                                                                  -------------

Loss before income tax benefit                                        (846,595)

Income tax benefit                                                     408,000
                                                                  -------------

Net Loss                                                            $ (438,595)
                                                                  =============
Loss per Common Share--
     Basic and Diluted:                                                $ (0.05)
                                                                  =============
Weighted Average Common Shares
    Shares Outstanding                                               8,211,278
                                                                  =============



See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                                                    BarPoint.com Inc. and Subsidiaries
                                                      (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                For the Year Ended September 30, 1999
                                                            (As Restated)

                                                                                   Note
                                 # of Shares        Common Stock     Additional  Receivable
                                 of Preferred                        Paid-In        from      Accumulated  Comprehensive
                                 Stock       Shares     Par Value    Capital     Stockholder   (Deficit)      Income        Total

Balance-September 30, 1998        0          2,612,500    $2,612    $4,253,604                 (1,666,869)     $0        $2,589,347

Contribution of 250,000 shares
of Financial Web stock and
60,000 warrants of Socket
Communications, Inc.                                                   108,956                                              108,956

Stock Options, Net Loss and
Unrealized Gain on Marketable
Securities (Net of Income Taxes)
October 1,1998 - June 3, 1999                                          775,000                 (1,161,558)   2,380,585    1,994,027

Executive Compensation to Board
 of Directors                                   50,000        50        24,950                                               25,000

                            --------------------------------------------------------------------------------------------------------
Balance June 3, 1999               0         2,662,500     2,662     5,162,510                 (2,828,427)   2,380,585    4,717,330

Acquisition of
 The Harmat Organization                                              (447,842)                 2,828,427   (2,380,585)

BarPoint.com, Inc. Equity
 at June 3, 1999                                   100       100       241,400                    (89,602)                  151,898

Recapitalization of
  BarPoint.com, Inc.                         6,633,942     6,534        (6,534)                                                   0

Acquisition Costs                                                     (189,000)                                            (189,000)

Private Placements                           4,499,868      4500     6,800,015      (750,000)                             6,054,515

Licensing Agreement - Note G                                         1,500,000                                            1,500,000

Exercise of Stock Options                       50,000        50        17,450                                               17,500

Issuance of Preferred Stock        3                     -                  30                                                   30

Net Loss                                                                                         (348,993)                 (348,993)

Change in Unrealized Gain on
 Marketable Securities (Net of
 Income Taxes)                                                                                              (1,015,665)  (1,015,665)
                             ------------------------------------------------------------------------------------------------------
Balance - September 30, 1999       3        13,846,410   $13,846   $13,078,029     ($750,000)   ($438,595) ($1,015,665) $10,887,615
                             ------------------------------------------------------------------------------------------------------


See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                      For the Year Ended September 30, 1999

OPERATING ACTIVITIES:
Net (loss) income                                                              $  (438,595)
Adjustments to reconcile net (loss) to net cash
(used for) operating activities:
Tax asset                                                                         (408,000)
Depreciation and Amortization                                                       15,678
Non-Cash Administration Expenses                                                    20,500
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
                                                                               ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Taxes                                                                          $       591
                                                                               ============
                                                                               ============
Interest                                                                       $         -
                                                                               ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS:
Software Development Costs for Services Rendered
  by Certain Stockholders                                                      $   220,000
                                                                               ============
Product Supply and Technology License Agreement
  acquired Through Issuance of Common Stock - as restated                      $ 1,500,000
                                                                               ============
Non-Cash Administrative Expenses                                               $    20,500
                                                                               ============
Finders fee applied to stockholders loan
  receivable                                                                   $   218,655
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

Restatement

Subsequent to the issuance of the Company's year ended September 30, 1999 financial statements, the Company's management determined that the fair value of the Product Supply and Technology Licensing Agreement with Symbol Technologies, Inc., executed on July 30, 1999, was not properly recorded. In August 1999 the Company issued 1,315,789 shares of common stock at $1.90 per share totaling $2,500,000 to Symbol Technologies, Inc. for (a) delivery of $1,000,000 in cash, and (b) a Product Supply and Technology Licensing Agreement commencing on October 1, 1999 thereby creating a partnership with an established enterprise affording the Company easier access to potential users and market acceptance. No value was recorded for the Product Supply and Technology Licensing Agreement. As a result, the September 30, 1999 financial statements have been restated from amounts previously reported to record the $1,500,000 fair value of the Product Supply and Licensing Agreement which is included in software development and licensing, and a corresponding increase in Paid-in-Capital.

A summary of the significant effects of the restatement is as follows:

                                         Year Ended            Year Ended
                                     September 30, 1999,   September 30, 1999,
                                     -------------------   -------------------
                                        As Previously          As Restated
                                          Reported
Balance Sheet Data:
  Software development and
    licensing - net of amortization     $   259,398             $ 1,759,398
  Total Assets                            9,941,151              11,441,151
  Paid in capital                        11,578,029              13,078,029
  Total Stockholder's Equity              9,387,615              10,887,615

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

Software Development and Licensing Costs

Costs relative to the initial software development related to the Company's underlying technology are capitalized and carried at book value and include $220,000 for services rendered by certain stockholders. Such costs are being amortized over 5 years, subject to periodic evaluation for impairment. Costs to maintain such technology going forward, and ongoing planning stage web development costs will be expensed.

The Company issued 1,315,789 shares of common stock at $1.90 per share totaling $2,500,000 to Symbol Technologies, Inc. for (a) delivery of $1,000,000 in cash,
(b) a Product Supply and Technology License Agreement commencing on October 1, 1999, and (c) the agreement by Symbol to make available to the Company up to 110,000 Symbol SPT 1500 machines at a discount. The $1,500,000 value of the Product Supply and Licensing Agreement will be amortized on a straight line basis over 22 months commencing October 1, 1999.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Advertising

The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs". As such, the Company expenses the costs of advertising when incurred. For the year ended September 30, 1999 the Company incurred advertising expense of $90,800.

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

NOTE C   MARKETABLE SECURITIES

Marketable securities consist of investments in equity securities at discounted market value, since they are unregistered or constrained securities. The unrealized gain, net of deferred federal income tax, at acquisition date was $2,380,585. For the period ended September 30, 1999, the unrealized gain, net of deferred federal income tax, was $1,364,920.

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

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999

                             Outstanding Options                       Exercisable Options

                                              Weighted-          Weighted-
            Outstanding          Number       average             average          Number         Weighted-
           Excercise Price     Outstanding   Remaining            Exercise        Exercised        average
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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows:

Deferred income tax assets:
         NOL prior to acquisition                             $604,800
         NOL generated in the current year                     305,000
         Stock compensation (prior to acquisition)             279,000
         Valuation allowance                                 ( 501,800)
                                                              ----------

                                                              $687,000

Deferred income tax liabilities:
         Unrealized gain on marketable securities             $902,899
                                                             ----------
                                                              $215,899

NOTE L SUBSEQUENT EVENTS

On November 4, 1999 the Company converted 750,000 of Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications, Inc Common Shares.

On November 5, 1999 pursuant to an Agreement for Merger and Reorganization, BarPoint.com, Inc. through a newly organized wholly owned subsidiary ("Sub") acquired all of the issued and outstanding shares of Synergy Solutions, Inc. The purchase price for the acquisition consisting of the following:

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

Dated: August 3, 2000
                               BarPoint.com, Inc.

                               By: John C. Macatee
                                   Chief Executive Officer