Form 10QSB/A
period 1999-12-31
BARPOINT COM INC
filed 2000-08-04
CIK 1013690

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended December 31, 1999.

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from to Commission file number 000-21235

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

Class Outstanding at July 31, 2000

Common Stock, $.001 par value 16,921,367 shares

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

         Consolidated Statements of Operations - For the three months ended
         December 31, 1999 and from inception October 1, 1998 through December
         31, 1999                                                                       4

         Consolidated Statements of Cash Flows - For the three months ended
         December 31, 1999 and from inception October 1, 1998 through December
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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         a. Exhibits - Financial Data Schedule

         b. Reports on Form 8-K - None

            Signatures

PART I

Item 1.  Financial Statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 1999
                                 (As Restated)

                            ASSETS

                                                                    December 31, 1999
CURRENT ASSETS
Cash and cash equivalents                                              $  4,918,452
Marketable securities                                                    10,095,559
Account receivable                                                           15,734
Inventory                                                                    43,895
Loans receivable                                                            210,436
Other current assets                                                        161,824
                                                                       ------------
Total Current Assets                                                     15,445,900
                                                                       ------------
Property-land                                                                    --
Equipment - net of accumlated
   depreciation of $7,999                                                   125,476
                                                                       ------------
OTHER ASSETS
Goodwill                                                                    498,285
Software development and licensing - net
   of accumulated amortization of $231,818                                1,543,075
                                                                       ------------
                                                                          2,041,360
                                                                       ------------
TOTAL ASSETS                                                             17,612,736
                                                                       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  $    767,744
                                                                       ------------
Total Current Liabilities                                                   767,744
                                                                       ------------
OTHER LIABILITIES
Deferred taxes payable                                                    2,319,195
                                                                       ------------
                                                                          2,319,195
                                                                       ------------
TOTAL LIABILITIES                                                         3,086,939

STOCKHOLDERS' EQUITY
Preferred stock; $.001 per value - authorized 5,000,000 shares;
   3 shares issued and outstanding                                               --
Common stock; $.001 per value - authorized 20,000,000 shares;
   15,349,543 shares issued and outstanding                                  15,350
Paid in capital                                                          13,516,668
Subscription receivable                                                    (750,000)
Accumulated Deficit-Development Stage Company                            (1,407,385)
Comprehensive Income                                                      3,151,164
                                                                       ------------
Total Stockholders' Equity                                               14,525,797
                                                                       ------------
Total Liabilities and Stockholders' Equity                             $ 17,612,736
                                                                       ============

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                     For the Period Ended December 31, 1999
                                 (As Restated)

                                                         Three Months        From Inception
                                                             Ended        October 1, 1998 through
                                                       December 31, 1999    December 31, 1999
                                                          ------------         ------------
Revenues:
Total revenues                                            $     50,325         $     50,325
Cost of Sales                                                    1,767                1,767
                                                          ------------         ------------
Gross Profit                                                    48,558               48,558

Operating Expenses:
Selling, General and Administration                          1,881,134            2,713,424
Research and Development                                       254,204              332,116
                                                          ------------         ------------
Total Operating Expenses                                     2,135,338            3,045,540
                                                          ------------         ------------
Loss from Operations                                        (2,086,780)          (2,996,982)
                                                          ------------         ------------
Other Income:
Interest Income                                                 65,906              129,513
Gain on Sale of Marketable Securities and Other Assets         370,447              370,447
                                                          ------------         ------------
Total Other Income                                             436,353              499,960

Loss before income tax benefit                              (1,650,427)          (2,497,022)

Income tax benefit                                             681,637            1,089,637
                                                          ------------         ------------
Net Loss                                                  $   (968,790)          (1,407,385)
                                                          ============         ============
Loss per Common Share--
     Basic and Diluted:                                   $      (0.07)        $      (0.12)
                                                          ============         ============
Weighted Average Common Shares
    Shares Outstanding                                      14,083,732           11,378,490
                                                          ============         ============

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                     For the Period Ended December 31, 1999
                                 (As Restated)

                                                                 Three Months          From Inception
                                                                     Ended          October 1, 1998 through
                                                                December 31, 1999     December 31, 1999
                                                                  -----------             -----------
OPERATING ACTIVITIES:
Net (loss) income                                                 $  (968,790)            $(1,407,385)
Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
Tax asset                                                            (681,637)             (1,089,637)
Depreciation and Amortization                                         222,265                 237,943
Non-Cash administration expenses                                           --                  20,500
Non-Cash acquisition costs                                              9,997                   9,997
                                                                  -----------             -----------
                                                                   (1,418,165)             (2,228,582)
Increase (decrease) in cash flows due to changes
  in operating assets and liabilities:

Current liabilities                                                   347,824                 515,406
Current assets                                                        (50,950)                (87,409)
                                                                  -----------             -----------
Total Adjustments                                                     296,874                 427,997
                                                                  -----------             -----------
Net Cash (Used) by Operating Activities                            (1,121,291)             (1,800,585)
                                                                  -----------             -----------
INVESTING ACTIVITIES:
Cash received on acquisition                                               --                 628,227
Acquisition costs                                                          --                (189,000)
Acquisition of Synergy Solutuions, Inc.*                             (100,000)               (100,000)
Sale of land held for sale                                            149,750                 149,750
Sales of marketable securities                                         79,326                  79,326
Software development costs                                                 --                 (53,019)
Property and equipment                                                (95,148)               (119,807)
                                                                  -----------             -----------
Net Cash Provided by Investing Activities                              33,928                 395,477
                                                                  -----------             -----------
FINANCING ACTIVITIES:
Issuance of common and preferred stock                                     30                   1,060
Private placements - net of commissions                                    --               6,273,170
Exercise of stock options and warrants                                 31,830                  49,330
                                                                  -----------             -----------
Net Cash Provided by Financing Activities                              31,860               6,323,560
                                                                  -----------             -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,055,503)              4,918,452

CASH AND CASH EQUIVALENTS - beginning of period                     5,973,955                      --
                                                                  -----------             -----------
CASH AND CASH EQUIVALENTS - end of period                         $ 4,918,452             $ 4,918,452
                                                                  ===========             ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                                      --             $       591
                                                                                          ===========
Interest                                                                                  $        --
                                                                                          ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Software Development Costs for Services Rendered
  by Certain Stockholders                                                                 $   220,000
                                                                                          ===========
Product Supply Technology License Agreement acquired through
  issuance of common stock - Note G                                                       $ 1,500,000
                                                                                          ===========
Non-Cash Administrative Expenses                                                          $    20,500
                                                                                          ===========
Finders fee applied to stockholders loan receivable                                       $   218,655
                                                                                          ===========
Common stock dividend of 878,770 shares                           $       879             $       879
                                                                  ===========             ===========
* 75,000 common shares issued as part of the acquisition of
  Synergy Solutuions, Inc.                                        $   408,207             $   408,207
                                                                  ===========             ===========
   Acquisition of BarPoint- Note A

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                     For the Period Ended December 31, 1999

                                    Note
                                # of Shares  Common Stock         Additional  Receivable
                               of Preferred                        Paid-In       from     Accumulated         Comprehensive
                                  Stock    Shares    Par Value     Capital    Stockholder  (Deficit)      Income           Total
Balance-September 30, 1998           0    2,612,500   $  2,612  $  4,253,604               (1,666,869)  $          0   $  2,589,347

Contribution of 250,000 shares
  of Financial Web stock and
  60,000 warrants of Socket
  Communications, Inc.                                               108,956                                                108,956

Stock Options, Net Loss and
  Unrealized Gain on Marketable
  Securities (Net of Income Taxes)
  October 1,1998 - June 3, 1999                                      775,000               (1,161,558)     2,380,585      1,994,027

Executive Compensation to
  Board of Directors                         50,000         50        24,950                                                 25,000
                                ----------------------------------------------------------------------------------------------------
Balance June 3, 1999                 0    2,662,500      2,662     5,162,510               (2,828,427)     2,380,585      4,717,330

Acquisition of The Harmat
  Organization                                                      (447,842)               2,828,427     (2,380,585)

BarPoint.com, Inc. Equity
at June 3, 1999                                 100        100       241,400                  (89,602)                      151,898

Recapitalization of
  BarPoint.com, Inc.                      6,633,942      6,534        (6,534)                                                     0

Acquisition Costs                                                   (189,000)                                              (189,000)

Private Placements                        4,499,868       4500     6,800,015    (750,000)                                 6,054,515

License Agreement - Note G                                         1,500,000                                              1,500,000

Exercise of Stock Options                    50,000         50        17,450                                                 17,500

Issuance of Preferred Stock          3                      --            30                                                     30

Net Loss                                                                                     (348,993)                     (348,993)

Change on Unrealized Gain on
  Marketable Securities (Net of
  Income Taxes)                                                                                           (1,015,665)    (1,015,665)
                                ----------------------------------------------------------------------------------------------------
Balance - September 30, 1999         3    13,846,410  $ 13,846  $ 13,078,029  $ (750,000)  $ (438,595)  $ (1,015,665)  $ 10,887,615
                                ----------------------------------------------------------------------------------------------------

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                     For the Period Ended December 31, 1999

                                           Note
                                        # of Shares    Common Stock   Additional  Receivable
                                       of Preferred                     Paid-In      from      Accumulated      Comprehensive
                                           Stock     Shares  Par Value  Capital   Stockholder   (Deficit)     Income      Total
Common Stock Dividend to Shareholders
  of record June 2, 1999                             878,770     879        (879)                                              --

Acquisition of Synergy Solutions, Inc.                75,000      75     408,207                                          408,283

Exercise of Stock Options                             11,600      12       3,468                                            3,480

Cancellation of all Class A Warrants
  and Class B Warrants, plus $50,000                 325,000     325     (50,325)                                         (50,000)

Cashless exercise of Warrants                        195,372     195        (195)                                              --

Exercise of Warrants                                  17,391      18      78,362                                           78,380

Net Loss                                                                                         (968,790)               (968,790)

Change on Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                                                                          4,166,829   4,166,829
                                          ---------------------------------------------------------------------------------------
Balance - December 31, 1999                  3    15,349,543  15,350  13,516,668   (750,000)   (1,407,385)  3,151,164  14,525,797
                                          ---------------------------------------------------------------------------------------

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

The Company has concluded private placements of securities pursuant to which it issued an aggregate of 4,499,868 shares of common stock and received net proceeds of approximately $6,054,000, a subscription note receivable of $750,000 and a license agreement valued at $1,500,000 (see "Restatement" below). (See Note D)

The Company "soft launched" its preview website in December 1999 and intends to launch the more complete version of its web site and service by the end of October 2000. The web site, www.BarPoint.com, features a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode that appears on approximately l00 million retail items to search for product specific information from the internet. The web site will offer consumers the opportunity to search for product specific information and shop for products by entering any UPC barcode number.

Restatement

Subsequent to the issuance of the Company's three months ended December 31, 1999 financial statements, the Company's management determined that the fair value of the Product Supply and Technology Licensing Agreement with Symbol Technologies, Inc. executed on July 30, 1999, was not properly recorded. In August 1999 the Company issued 1,315,789 shares of common stock at $1.90 per share totaling $2,500,000 to Symbol Technologies, Inc. for (a) delivery of $1,000,000 in cash, and (b) a Product Supply and Technology Licensing Agreement commencing on October 1, 1999 thereby creating a partnership with an established enterprise affording the Company easier access to potential users and market acceptance. No value was recorded for the Product Supply and Licensing Agreement. As a result, the December 31, 1999 financial statements have been restated from amounts previously reported to record the $1,500,000 fair value of the Product Supply and Licensing Agreement which is included in software development and licensing, and a corresponding increase in Paid-in-Capital as well as amortization of the asset on a straight line basis over a twenty-two month period commencing October 1, 1999.

A summary of the significant effects of the restatement is as follows:

                                                                                    From Inception         From Inception
                                                                                    October 1, 1998        October 1, 1998
                                     Three Months Ended    Three Months Ended           through                through
                                      December 31, 1999     December 31, 1999      December 31, 1999      December 31, 1999
                                     -------------------   -------------------    -------------------    -------------------
                                        As Previously          As Restated           As Previously          As Restated
                                          Reported                                     Reported
Balance Sheet Data:
  Software development and
    licensing - net of amortization     $   247,721             $ 1,543,075          $    247,721            $  1,543,075
  Total Assets                           16,317,282              17,612,736            16,317,282              17,612,736
  Paid in capital                        12,016,668              13,516,668            12,016,668              13,516,668
  Accumulated Deficit - Development
    Company                              (1,313,476)             (1,407,385)           (1,313,476)             (1,407,385)
  Total Stockholder's Equity             13,119,706              14,525,797            13,119,706              14,525,797
Statement of Operations Data:
  Selling, general and administration
    expenses                              1,676,588               1,881,134             2,508,878               2,713,424
  Net loss                                 (874,881)               (968,790)            1,313,476               1,407,385
Loss per common share:
  Basic and diluted                     $     (0.06)            $     (0.07)         $      (0.12)           $      (0.12)

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

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No.128, Earnings Per Share which requires the presentation of two earnings per share
(EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding. Diluted EPS is not presented since no effect was given to outstanding options as it would have been anti-dilutive.

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

Goodwill

The goodwill related to the acquisition of Synergy Solutions, Inc. is being amortized over 15 years on a straight-line basis.

Software Development and Licensing Costs

Costs relative to the initial software development related to the Company's underlying technology are capitalized and carried at book value and include $220,000 for services rendered by certain stockholders. Such costs are being amortized over 5 years, subject to periodic evaluation for impairment. Costs to maintain such technology going forward, and ongoing planning stage web development costs will be expensed. Web site application and infrastructure and graphic and content development stage expenditures will be capitalized in accordance with the recent EITF consensus.

The Company issued 1,315,789 shares of common stock at $1.90 per share totaling $2,500,000 to Symbol Technologies, Inc., for (a) delivery of $1,000,000 in cash,
(b) a Product Supply and Technology License Agreement commencing on October 1, 1999, and (c) the agreement by Symbol to make available to the Company up to 110,000 Symbol SPT 1500 machines at a discount. The $1,500,000 value of the Product Supply and Licensing Agreement will be amortized on a straight line basis over 22 months commencing October 1, 1999.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.

Revenue Recognition

Revenue is recognized from services upon completion of the services and from software sales when payment has been received.

Software Revenue Recognition

In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4). SOP 98-4 defers for one year the application of certain provisions of statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2). Different informal and unauthoritative interpretations of certain provisions of POS 97-2 have arisen and, as result, the AICPA is deliberating amendments to SOP 97-2, so they can issue interpretations regarding the applicability and the method of application of those provisions. The adoption of SOP 97-2 has not had a material impact on the Company's consolidated statements of operations, balance sheets or cash flows.

Advertising

The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93- 7 "Reporting on Advertising Costs". As such, the Company expenses the costs of advertising when incurred. For the three months ended December 31, 1999 the Company incurred advertising expense of $207,800.
These amounts are included in selling, general and administrative expenses.

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

NOTE C MARKETABLE SECURITIES

Marketable securities consist of investments in equity securities at discounted market value, since they are unregistered or constrained securities. The unrealized gain, net of deferred federal income tax, at acquisition date was $2,380,585. As of December 31, 1999 the unrealized gain, net of deferred federal income tax, was $5,477,810.

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

As part of the transaction, the Company sold to Leigh Rothschild, the Chairman of the Company, three (3) shares of the Company's Series A Preferred Stock, one Class I share, one Class II share and one Class III share, for an aggregate purchase price of $10. All of the shares of Series A Preferred Stock vote on pari passu basis with the Company's Common Stock. On December 16, 1999, pursuant to a stock exchange agreement, voting rights were allocated to the Class I and II shares due to the cancellation of the Company's Class A and Class B warrants. In connection with the cancellation of these warrants the Company issued an aggregate of 325,000 shares of common stock. The Class I share of Series A preferred Stock has 216,667 votes, the Class II share of Series A Preferred Stock has 108,333 votes and the Class III share of Series A Preferred Stock has 346,766 votes. None of the shares of Series A Preferred Stock are entitled to any dividends. All voting rights for these preferred shares end on June 7, 2004.

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

NOTE H RELATED PARTY TRANSACTIONS

The Company paid a finders fee to Mr. Schilowitz, a stockholder of the Company, in the amount of $246,455 in connection with the private placements. The fee was offset against Mr. Schilowitz's loan balance of $218,655 as payment in full plus Harmat's expenses of approximately $27,800 in July 1999. In August 1999 the Company repaid a loan to Leigh Rothschild in the amount of $110,000.

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

b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 (as amended) to four directors and two key employees of the Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, the Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share, $.35 per share, (as amended). The exercise price and number of options have been amended to $.30 and 346,049, respectively, due to the dilutive effect of the acquisition. During the six month period ended December 31, 1999,50,000 options were exercised.

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

A summary of the status of the Company's stock option plan as December 31, 1999, and the changes during the three months ended December 31, 1999 is presented below:

Weighted-Averaged

FIXED OPTIONS                              Shares        Exercise Price

October 1, 1998                            972,797         $    .30
Granted                                    582,281             2.82
Exercised                                  (50,000)             .35
Forfeited                                        0                -

September 30,1999                        1,505,078         $    .76
Granted                                    103,200             9.11
Exercised                                  (11,600)             .30
Forfeited                                   (8,700)            7.42

December 31, 1999                        1,587,978
Exercisable at December 31, 1999         1,587,978
Weighted-average fair value of
 Options granted during the year        $     9.11

NOTE K INCOME TAXES

The income tax benefit for the three months ended December 31, 1999 consists of the following:

         Loss before income tax benefit              $(1,650,427)
                                                     ===========
         Federal income tax benefit at 36%               578,637
         Prior NOL allowable under IRC
         Section 382                                     103,000
                                                     -----------
         Income tax benefit                          $   681,637

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows:

Deferred income tax assets:
         NOL prior to acquisition                   $   604,800
         NOL generated in the current year              883,637
         Stock compensation (prior to acquisition)      279,000
         Valuation allowance                           (398,800)
                                                    -----------
                                                    $ 1,368,637
Deferred income tax liabilities:
         Unrealized gain on marketable secunties    $ 3,687,832
                                                    -----------
         Deferred tax payable                       $ 2,319,195

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

The business combination was accounted for as follows:

                  Current Assets                    $  78,651
                  Furniture and equipment-net          13,668
                                                    ---------
                           Total Assets             $  92,319
                  Less:
                  Total Current Liabilities         $  82,322
                                                    ---------
                  Net book value                    $   9,997
                  Goodwill                            498,285
                                                    ---------
         Total consideration on acquisition         $ 508,282

Goodwill from the acquisition is being amortized over 15 years.

The following are summarized, unaudited pro forma results of operations for the three months ended December 31, 1999 and the year ended September 30, 1999, assuming the acquisition occurred on October 1, 1999 and October 1, 1998, respectively.

                                Three Months
                                   Ended                 Year Ended
                             December 31, 1999       September 30, 1999,
                             -----------------       -------------------

Total revenue                   $   69,979                $  408,269
Net loss                          (999,039)                 (378,304)
Loss per common share -
  basic and diluted             $    (0.07)               $    (0.05)

These pro forma results are not indicative of either future financial performance or actual results, which would have occurred had the acquisition been made as of October 1, 1998.

NOTE M SUBSEQUENT EVENTS



The promissory note dated December 15, 1998 and due on February 14, 2000 from Financial Web.Com Inc. for $150,436.00 plus accrued interest of $16,012.03 was paid in full January 21, 2000.

In February 2000, BarPoint entered into an agreement to acquire PriceBee.com, a price comparison "shopbot," through a merger of PriceBee.com with and into Synergy Solutions, Inc., a wholly owned subsidiary of BarPoint. On March 31, 2000, BarPoint gave ten days notice of termination of the agreement and plan of merger with PriceBee.com. PriceBee.com is disputing BarPoint's termination of the agreement and the dispute is in arbitration. See "Legal Proceedings."

On March 24, 2000, the Company entered into a two-year employment agreement with John C. Macatee, a director and chief executive officer, with a base salary of $400,000 in the first year and increasing to $450,000 for the second year.

On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Leigh M. Rothschild, a stockholder, director and chairman of the board. The new employment agreement provides that Mr. Rothschild shall serve as the Chairman of the Board and not as the Chief Executive Officer, with a base salary of $300,000 in the first year increasing to $350,000 for second year.

On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Jeffery W. Sass, a stockholder, director and chief operating officer. The new employment agreement provides for a base salary of $250,000 in the first year increasing to $300,000 for the second year.

In March 2000, Matthew Schilowitz, a director and consulting of BarPoint, entered into an agreement with the Company whereby Mr. Schilowitz resigned from his position as a director upon the appointment of a new Chief Executive Officer. Mr. Schilowitz's consulting agreement with BarPoint will remain in effect.

On April 4, 2000, PriceBee.com, Inc. submitted a claim for arbitration to the American Arbitration Association with respect to our termination of an agreement and plan of merger, whereby we had agreed to acquire PriceBee. PriceBee alleges that our termination of the agreement and plan of merger was wrongful and seeks specific performance and/or $5.0 million in damages. We have submitted a counterclaim against PriceBee alleging breach of the agreement and plan of merger on the part of PriceBee and are seeking $7.0 million in damages. We are not a party to any other material legal proceedings.

On April 4, 2000 the annual meeting of shareholders was held and the shareholders approved the election of directors, adopting the 1999 Equity Incentive Plan, ratified the granting of certain options to officers and directors and adopting an amendment to the Company's Certificate Incorporation increasing the authorized shares of common stock to 100,000,000 shares.

On April 4, 2000 the Board of Directors approved an employee benefits program including a 401(k) Retirement Plan and an employee Stock Purchase Plan. The 401(k) Plan provides for the Company to match 25% of the first six percent of employee contributions and an additional 25% of the first six percent of employee contributions if certain annual Company goals are achieved. The employee Stock Purchase Plan provides for the Company to contribute up to 15% of the common stock purchase by the employee.

On April 5, 2000 the Company completed a private equity offering selling 1,848,333 common shares at a price of $12 per share by the Company and selling stockholders. Included in the total number of shares was $370,833 shares sold by two shareholders. Matthew Schilowitz, a former director and founder of the Company sold 100,000 shares and the Irrevocable Trust III, of which Jay Howard Linn, a director, serves as trustee and the beneficiaries of which are family members of Leigh Rothschild, the Company's chairman, sold 270,833 shares. The Company received gross proceeds of approximately $17.7 million for the sale of 1,477,600 shares of BarPoint Common Stock.

In June 2000 the Company was approved for trading on the Nasdaq small cap market.

As of July 31, 2000 the Company had sold marketable securities consisting of approximately 1,675,000 common shares of Socket Communication, Inc. for proceeds of approximately $24.6 million in cash.

ITEM 2.

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

On December 6, 1999, we launched a preview version of our website, www.barpoint.com, which features a patent-pending search engine and software technology that allows consumers to use the standard UPC barcode number that appears on what we believe to be more than 100 million retail items to search for product-specific information from and shop for products on the Internet. We intend to launch a more complete version of our website with additional categories and features by the end of October 2000.

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

Results of Operations

Loss from operations were $.07 per common share for the three months ended December 31, 1999. As of December 31,1999, we had no current revenue stream and do not expect material revenues until we launch a more complete version of our web site in October 2000. We also expect that near term operational losses will continue for the foreseeable future because of advertising, research and development and administrative expenses. We intend to generate future revenues from commissions, advertising and other sources.

Selling, general and administration expenses were $1,881,134 for the three months ended December 31, 1999. Selling, general and administration expenses consist primarily of salaries, professional fees, hiring of personnel, travel and entertainment.

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

For the three months ended December 31,1999, net cash provided by financing activities of $31,860 was primarily the result of proceeds from the exercising of stock options and warrants. From June through August 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for gross proceeds of approximately $7,195,000, which includes a subscription note receivable of $750,000.

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

In February 2000, BarPoint entered into an agreement to acquire PriceBee.com, a price comparison "shopbot," through a merger of PriceBee.com with and into Synergy Solutions, Inc., a wholly owned subsidiary of BarPoint. On March 31, 2000, BarPoint gave ten days notice of termination of the agreement and plan of merger with PriceBee.com. PriceBee.com is disputing BarPoint's termination of the agreement and the dispute is in arbitration. See "Legal Proceedings."

On March 24, 2000, the Company entered into a two-year employment agreement with John C. Macatee, a director and chief executive officer, with a base salary of $400,000 in the first year and increasing to $450,000 for the second year.

On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Leigh M. Rothschild, a stockholder, director and chairman of the board. The new employment agreement provides that Mr. Rothschild shall serve as the Chairman of the Board and not as the Chief Executive Officer, with a base salary of $300,000 in the first year increasing to $350,000 for second year.

On March 27, 2000 the Company entered into a new two-year employment agreement, which supersedes his prior employment agreement, with Jeffery W. Sass, a stockholder, director and chief operating officer. The new employment agreement provides for a base salary of $250,000 in the first year increasing to $300,000 for the second year.

In March 2000, Matthew Schilowitz, a director and consulting of BarPoint, entered into an agreement with the Company whereby Mr. Schilowitz resigned from his position as a director upon the appointment of a new Chief Executive Officer. Mr. Schilowitz's consulting agreement with BarPoint will remain in effect.

On April 4, 2000, PriceBee.com, Inc. submitted a claim for arbitration to the American Arbitration Association with respect to our termination of an agreement and plan of merger, whereby we had agreed to acquire PriceBee. PriceBee alleges that our termination of the agreement and plan of merger was wrongful and seeks specific performance and/or $5.0 million in damages. We have submitted a counterclaim against PriceBee alleging breach of the agreement and plan of merger on the part of PriceBee and are seeking $7.0 million in damages. We are not a party to any other material legal proceedings.

On April 4, 2000 the annual meeting of shareholders was held and the shareholders approved the election of directors, adopting the 1999 Equity Incentive Plan, ratified the granting of certain options to officers and directors and adopting an amendment to the Company's Certificate Incorporation increasing the authorized shares of common stock to 100,000,000 shares.

On April 4, 2000 the Board of Directors approved an employee benefits program including a 401(k) Retirement Plan and an employee Stock Purchase Plan. The 401(k) Plan provides for the Company to match 25% of the first six percent of employee contributions and an additional 25% of the first six percent of employee contributions if certain annual Company goals are achieved. The employee Stock Purchase Plan provides for the Company to contribute up to 15% of the common stock purchase by the employee.

On April 5, 2000 the Company completed a private equity offering selling 1,848,333 common shares at a price of $12 per share by the Company and selling stockholders. Included in the total number of shares was $370,833 shares sold by two shareholders. Matthew Schilowitz, a former director and founder of the Company sold 100,000 shares and the Irrevocable Trust III, of which Jay Howard Linn, a director, serves as trustee and the beneficiaries of which are family members of Leigh Rothschild, the Company's chairman, sold 270,833 shares. The Company received gross proceeds of approximately $17.7 million for the sale of 1,477,600 shares of BarPoint Common Stock.

In June 2000 the Company was approved for trading on the Nasdaq small cap market.

As of July 31, 2000 the Company had sold marketable securities consisting of approximately 1,675,000 common shares of Socket Communication, Inc. for proceeds of approximately $24.6 million in cash.

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

                                    BARPOINT.COM, INC.
                                       (Registrant)

                                    By: /S/ JOHN C. MACATEE
                                       -----------------------------------------
                                        John C. Macatee, Chief Executive Officer

DATED: August 3, 2000

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial Data Schedule