Form 10QSB/A
period 2000-03-31
BARPOINT COM INC
filed 2000-08-04
CIK 1013690

SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-QSB/A

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

                               Yes  [X]          No  [ ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of July 31, 2000:

             Title of Class                            Number of Shares
             --------------                            ----------------
     Common Stock, par value $.001                        16,921,367

           Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]         No  [X]

                               BarPoint.com, Inc.

                               Index to Form 10-Q

                                                                                       Page
                   Item                                                               Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheet - March 31, 2000                                    3

         Consolidated Statements of Operations - For the three months ended
         March 31, 2000 and from inception October 1, 1998 through March
         31, 2000                                                                       4

         Consolidated Statements of Cash Flows - For the six months ended
         March 31, 2000 and from inception October 1, 1998 through March
         31, 2000                                                                       5

         Consolidated Statements of Stockholders Equity for the period ended
         March 31, 2000                                                               7 - 9

         Notes to Consolidated Financial Statements                                     10

ITEM II. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            17

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

            Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                     ASSETS
                                                              AS RESTATED
CURRENT ASSETS
Cash and cash equivalents                                    $ 27,122,552
Marketable securities                                           7,181,221
Account receivable                                                 57,908
Inventory                                                          46,076
Mortgage receivable                                                60,000
Other current assets                                              158,045
                                                             ------------
Total Current Assets                                           34,625,802
                                                             ------------
Equipment - net of accumlated
   depreciation of $21,611                                        205,686
                                                             ------------
                                                                  205,686
                                                             ------------
OTHER ASSETS
Deposit in escrow                                                 190,000
Goodwill                                                          490,285
Software development and licensing - net of
   accumulated amortization of $450,045                         1,322,974
                                                             ------------
                                                                2,003,259
                                                             ------------
TOTAL ASSETS                                                 $ 36,834,747
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                        $  1,059,049
Income tax payable                                              5,786,726
                                                             ------------
Total Current Liabilities                                       6,845,775
                                                             ------------
OTHER LIABILITIES
Deferred taxes                                                  2,246,894
                                                             ------------
                                                                2,246,894
                                                             ------------
TOTAL LIABILITIES                                               9,092,669
                                                             ------------
STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value - authorized 5,000,000
   share: 3 shares issued and outstanding                               -
Common stock; $.001 par value - authorized 20,000,000
   shares; 15,430,077 issued and outstanding                       15,430
Paid in capital                                                14,453,728
Accumulated Earnings in Development Stage                      11,564,636
Accumulated Comprehensive Income                                1,708,284
                                                             ------------
Total Stockholders' Equity                                     27,742,078
                                                             ------------
Total Liabilities and Stockholders' Equity                   $ 36,834,747
                                                             ============

          See accompanying notes to consolidated financial statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE PERIOD ENDED MARCH 31, 2000


                                                                                     From Inception
                                              Three Months        Six Months        October 1, 1998
                                                 Ended               Ended              through
                                             March 31, 2000      March 31, 2000      March 31, 2000
                                             ------------------------------------------------------
                                              AS RESTATED          AS RESTATED          AS RESTATED
Revenues:
Total revenues                               $    169,965         $    220,290         $    220,290
Cost of Sales                                      14,158               15,925               15,925
                                             ------------------------------------------------------
Gross Profit                                      155,807              204,365              204,365

Operating Expenses:
Selling, General and Administration             3,425,491            5,306,625            6,138,915
Research and Development                          354,943              609,147              687,059
                                             ------------------------------------------------------
Total Operating Expenses                        3,780,434            5,915,772            6,825,974
                                             ------------------------------------------------------
Loss from Operations                           (3,624,627)          (5,711,407)          (6,621,609)
                                             ------------------------------------------------------
Other Income:
Interest Income                                   220,794              286,700              350,507
Gain on Sale of Marketable Securities
 and Other Assets                              23,052,216           23,422,663           23,422,663
                                             ------------------------------------------------------
Total Other Income                             23,273,010           23,709,363           23,772,970
                                             ------------------------------------------------------
Income before Income Tax                       19,648,383           17,997,956           17,151,361

Income Tax Expense                             (6,676,363)          (5,994,726)          (5,586,726)
                                             ------------------------------------------------------
Net Income                                   $ 12,972,020         $ 12,003,230         $ 11,564,635
                                             ======================================================
Net Income per Common Share--
Basic:                                       $       0.84         $       0.79         $        .98
                                             ======================================================
Diluted:                                     $       0.74         $       0.70         $        .86
                                             ======================================================
Weighted Average Common Shares
    Shares Outstanding--Basic                  15,409,478           15,144,561           11,854,828
                                             ======================================================
Weighted Average Common Shares
    Shares Outstanding--Diluted                17,488,947           17,119,446           13,371,160
                                             ======================================================

          See accompanying notes to consolidated financial statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                                                                   From Inception
                                                                  Six Months       October 1, 1998
                                                                     Ended             through
                                                                 March 31, 2000    March 31, 2000
                                                                 ---------------------------------
                                                                  AS RESTATED          AS RESTATED
OPERATING ACTIVITIES:
Net income                                                       $ 12,003,230         $ 11,564,635
Adjustments to reconcile net income to net cash used
for operating activities:
Deferred income tax asset                                             221,000             (187,000)
Gain on sale of marketable securities                             (23,422,663)         (23,422,663)
Depreciation and Amortization                                         463,978              479,656
Non-Cash administration, marketing & development expenses             580,000              600,500
Non-Cash acquisition costs                                              9,997                9,997
                                                                 ---------------------------------
                                                                  (10,144,458)         (10,954,875)
Increase (decrease) in cash flows due to changes
in operating assets and liabilities:
Change in liabilities                                               6,412,835            6,580,417
Change in assets                                                     (131,090)            (167,549)
                                                                 ---------------------------------
Total Adjustments                                                   6,281,745            6,412,868
                                                                 ---------------------------------
Net Cash Used by Operating Activities                              (3,862,713)          (4,542,007)
                                                                 ---------------------------------
INVESTING ACTIVITIES:
Cash received on acquisition                                          628,227
Acquisition costs                                                    (189,000)
Acquisition of Synergy Solutions, Inc.*                              (100,000)            (100,000)
Sale of land held for sale                                            149,750              149,750
Sales of marketable securities                                     24,683,232           24,683,232
Software development costs                                            (53,019)
Purchase of marketable securities                                    (671,704)            (671,704)
Equipment                                                            (188,970)            (213,629)
                                                                 ---------------------------------
Net Cash Provided by Investing Activities                          23,872,308           24,233,857
                                                                 ---------------------------------
FINANCING ACTIVITIES:
Payment on subscription receivable                                    750,000              750,000
Private placements - net of commissions                             6,273,170
Exercise of stock options and warrants                                389,002              407,532
                                                                 ---------------------------------
Net Cash Provided by Financing Activities                           1,139,002            7,430,702
                                                                 ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      21,148,597           27,122,552

CASH AND CASH EQUIVALENTS - beginning of period                     5,973,955                   --
                                                                 ---------------------------------

                                                                            From Inception
                                                            Six Months     October 1, 1998
                                                              Ended            through
                                                          March 31, 2000    March 31, 2000
                                                         ---------------------------------
                                                         AS RESTATED           AS RESTATED

CASH AND CASH EQUIVALENTS - end of period                $27,122,552           $27,122,552
                                                         =================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Taxes                                                    $         0           $       591
                                                         =================================
Interest                                                 $         0           $         -
                                                         =================================
SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS:
Software Development Costs for Services Rendered
   by Certain Stockholders                               $         0           $   220,000
                                                         =================================
Product supply and technology license agreement
   acquired through issuance of Common Stock -
   Note G                                                $         0           $ 1,500,000
                                                         =================================
Non-Cash Administrative, Marketing
   & Development Expenses                                $   580,000           $   600,500
                                                         =================================
Finders fee applied to stockholders loan
   receivable                                            $         0           $   218,655
                                                         =================================
Common stock dividend of 878,770 shares                  $       879           $       879
                                                         =================================
*75,000 common shares issued as part of
   Acquisition of Synergy Solutions, Inc.                $   408,207           $   408,207
                                                         =================================
Acquisition of BarPoint- Note A
Cashless exercise of warrants                            $   195,372           $   195,372
                                                         ===========           ===========

          See accompanying notes to consolidated financial statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2000
                                   AS RESTATED

                                                               # of            Common Stock
                                                              Shares
                                                                of                                          Additional
                                                             Preferred                                        Paid-In
                                                               Stock      Shares         Par Value            Capital
Balance-September 30, 1998                                   0          2,612,500        $    2,612         $4,253,604

Contribution of 250,000 shares of Financial
  Web stock and 60,000 warrants of Socket
  Communications, Inc.                                                                                         108,956

Stock Options, Net Loss and Unrealized Gain
  on Marketable Securities (Net of Income
  Taxes)  October 1,1998 - June 3, 1999                                                                        775,000

Executive Compensation to Board of Directors                               50,000                50             24,950
                                                             ---------------------------------------------------------
Balance June 3, 1999                                         0          2,662,500             2,662          5,162,510

Acquisition of The Harmat Organization                                                                        (447,842)

BarPoint.com, Inc. Equity at June 3, 1999                                     100               100            241,400

Recapitalization of BarPoint.com, Inc.                                  6,633,942             6,534             (6,534)

Acquisition Costs                                                                                             (189,000)

Licensing Agreement - Note G                                                                                 1,500,000

                                                            Note
                                                         Receivable
                                                            from       Accumulated     Comprehensive
                                                         Stockholder    (Deficit)          Income            Total
Balance-September 30, 1998                                             (1,666,869)       $         0       $ 2,589,347

Contribution of 250,000 shares of Financial
  Web stock and 60,000 warrants of Socket
  Communications, Inc.                                                                                         108,956

Stock Options, Net Loss and Unrealized Gain
  on Marketable Securities (Net of Income Taxes)
  October 1,1998 - June 3, 1999                                        (1,161,558)         2,380,585         1,994,027

Executive Compensation to Board of Directors                                                                    25,000
                                                         -------------------------------------------------------------
Balance June 3, 1999                                                   (2,828,427)         2,380,585         4,717,330

Acquisition of The Harmat Organization                                  2,828,427         (2,380,585)

BarPoint.com, Inc. Equity at June 3, 1999                                 (89,602)                             151,898

Recapitalization of BarPoint.com, Inc.                                                                               0

Acquisition Costs                                                                                             (189,000)

Licensing Agreement - Note G                                                                                 1,500,000

                                                           # of                      Common Stock
                                                          Shares
                                                            of                                                     Additional
                                                         Preferred                                                   Paid-In
                                                           Stock           Shares                Par Value           Capital
Private Placements                                                        4,499,868                 4500            6,800,015

Exercise of Stock Options                                                    50,000                   50               17,450

Issuance of Preferred Stock                                  3                                        --                   30

Net Loss

Unrealized Gain on Marketable
  Securities (Net of Income Taxes)
                                                     ------------------------------------------------------------------------
Balance - September 30, 1999                                 3           13,846,410         $     13,846         $ 13,078,029
                                                     ------------------------------------------------------------------------
Common Stock Dividend to Shareholders
  of record June 2, 1999                                                    878,770                  879                 (879)

Acquisition of Synergy Solutions, Inc.                                       75,000                   75              408,207

Exercise of Stock Options                                                    11,600                   12                3,468

Cancellation of all Class A Warrants
  and Class B Warrants, plus $50,000                                        325,000                  325              (50,325)

Cashless exercise of Warrants                                               195,372                  195                 (195)

Exercise of Warrants                                                         17,391                   18               78,362

Net Loss

                                                       Note
                                                    Receivable
                                                       from            Accumulated         Comprehensive
                                                    Stockholder         (Deficit)              Income               Total
                                                  ---------------------------------------------------------------------------
Private Placements                                    (750,000)                                                     6,054,515

Exercise of Stock Options                                                                                              17,500

Issuance of Preferred Stock                                                                                                30

Net Loss                                                                   (348,993)                                 (348,893)

Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                                                            (1,015,665)          (1,015,665)
                                                  ---------------------------------------------------------------------------
Balance - September 30, 1999                      $   (750,000)        $   (438,595)        $ (1,015,665)        $ 10,887,615
                                                  ---------------------------------------------------------------------------
Common Stock Dividend to Shareholders
  of record June 2, 1999                                                                                                   --

Acquisition of Synergy Solutions, Inc.                                                                                408,283

Exercise of Stock Options                                                                                               3,480

Cancellation of all Class A Warrants
  and Class B Warrants, plus $50,000                                                                                  (50,000)

Cashless exercise of Warrants                                                                                              --

Exercise of Warrants                                                                                                   78,380

Net Loss                                                                   (968,790)                                 (968,790)

                                                           # of                    Common Stock
                                                          Shares
                                                            of                                                  Additional
                                                         Preferred                                               Paid-In
                                                           Stock          Shares              Par Value          Capital
Change in Unrealized Gain on Marketable
  Securities (Net of Income Taxes)
                                                     ---------------------------------------------------------------------
Balance - December 31, 1999                                   3          15,349,543              15,350         13,516,668
                                                     ---------------------------------------------------------------------
Payment of subscription note receivable

Exercise of Stock Options                                                       586                   1              1,113

Exercise of Warrants                                                         79,948                  79            355,947
Issue of stock options below market                                                                                220,000
Issue of warrants to a vendor                                                                                      360,000
Net Income

Change in Unrealized Gain on Marketable
  Securities (Net of Income Taxes)
                                                     ---------------------------------------------------------------------
Balance - March 31, 2000                                      3          15,430,077              15,430         14,453,728
                                                     ---------------------------------------------------------------------
                                                         Note
                                                      Receivable
                                                         from           Accumulated       Comprehensive
                                                      Stockholder        (Deficit)            Income              Total
Change in Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                                                            4,166,829          4,166,829
                                                     ---------------------------------------------------------------------
Balance - December 31, 1999                            (750,000)         (1,407,385)          3,151,164         14,525,797
                                                     ---------------------------------------------------------------------
Payment of subscription note receivable                 750,000                                                    750,000

Exercise of Stock Options                                                                                            1,114

Exercise of Warrants                                                                                               356,026

Issue of stock options below market                                                                                220,000

Issue of warrants to a vendor                                                                                      360,000

Net Income                                                               12,972,020                             12,972,020

Change in Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                                                           (1,442,880)        (1,442,880)
                                                     ---------------------------------------------------------------------
Balance - March 31, 2000                                     --          11,564,635           1,708,284         27,742,077
                                                     ---------------------------------------------------------------------

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

Restatement

Subsequent to the issuance of the Company's three months ended March 31, 2000 financial statements, the Company's management determined that the fair value of the Product Supply and Technology Licensing Agreement with Symbol Technologies, Inc. executed on July 30, 1999, was not properly recorded. In August 1999 the Company issued 1,315,789 shares of common stock at $1.90 per share totaling $2,500,000 to Symbol Technologies, Inc. for (a) delivery of $1,000,000 in cash, and (b) a Product Supply and Technology Licensing Agreement commencing on October 1, 1999 thereby creating a partnership with an established enterprise affording the Company easier access to potential users and market acceptance. No value was recorded for the Product Supply and Licensing Agreement. As a result, the March 31, 2000 financial statements have been restated from amounts previously reported to record the $1,500,000 fair value of the Product Supply and Licensing Agreement, which is included in Software development and licensing, and a corresponding increase in Paid-in-Capital, as well as amortization of the asset on a straight line basis over a twenty-two month period commencing October 1, 1999.

A summary of the significant effects of the restatement is as follows:

                                                                                 From Inception     From Inception
                                                                                October 1, 1998    October 1, 1998
                                     Three Months Ended    Three Months Ended       through            through
                                       March 31, 2000        March 31, 2000      March 31, 2000     March 31, 2000
                                     -------------------   -------------------  ---------------    ---------------
                                        As Previously          As Restated       As Previously        As Restated
                                          Reported                                 Reported
Balance Sheet Data:
  Software development and
    licensing - net of amortization     $   232,066             $ 1,322,974      $   232,066          $ 1,322,974
  Total Assets                           35,743,839              36,834,747       35,743,839           36,834,747
  Paid in capital                        12,953,728              14,453,728       12,953,728           14,453,728
  Accumulated Deficit - Development
    Company                              11,826,474              11,564,636       11,826,474           11,564,636
  Total Stockholder's Equity             26,503,916              27,742,078       26,503,916           27,742,078
Statement of Operations Data:
  Selling, general and administration
    expenses                              3,220,944               3,425,491        5,729,802            6,138,915
Net income                               13,102,930              12,972,020       11,826,474           11,564,635
Net income per common share:
  Basic                                 $      0.85             $      0.84      $      0.99          $      0.98
  Diluted                               $      0.75             $      0.74      $      0.88          $      0.86

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At March 31, 2000 investments were classified as available-for-sale securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders' equity as comprehensive income until realized. The Company uses the average cost method for gains and losses on the sales of marketable securities. (See Note C)

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for furniture, fixtures and office equipment and three to five years for computer equipment.

Earnings (Loss) Per Share
The Company has adopted Statement of Financial Accounting Standards No.128, Earnings Per Share, which requires the presentation of two earnings per share
(EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of outstanding options and warrants.


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

For the period ended March 31, 2000, options to purchase 24,300 shares of common stock were outstanding but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the current shares.

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

Software Development and Licensing Costs
Costs relative to the initial software development related to the Company's underlying technology are capitalized and carried at book value and include $220,000 for services rendered by certain stockholders. Such costs are being amortized over 5 years, subject to periodic evaluation for impairment. Costs to maintain such technology going forward, and ongoing planning stage web development costs have been expensed. Web site application and infrastructure and graphic and content development stage expenditures will be capitalized in accordance with the recent EITF consensus.

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

Software Revenue Recognition:

In March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4). SOP 98-4 defers for one year the application of certain provisions of statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2). Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen and, as result, the AICPA is deliberating amendments to SOP 97-2, so they can issue interpretations regarding the applicability and the method of application of those provisions. The adoption of SOP 97-2 has not had a material impact on the Company's consolidated statements of operations, balance sheets or cash flows.

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

NOTE C MARKETABLE SECURITIES
Marketable securities consist of investments in equity securities at discounted market value, since they are unregistered or constrained securities. The unrealized gain, net of deferred federal income tax, at acquisition date was $2,380,585. As of March 31, 2000 the unrealized gain, net of deferred federal income tax, was $4,088,869.

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

In connection with the sale of property in Quogue, New York, the buyer mortgaged $60,000 of the purchase price to Harmat. The mortgage is payable monthly (interest only) at an interest rate of 12% per annum and matures May 7, 2000. As of July 31, 2000 this mortgage receivable note had not been paid.

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

NOTE H RELATED PARTY TRANSACTIONS
The Company paid a finders fee in June 1999 to Mr. Schilowitz, a stockholder and former director of the Company, in the amount of $246,455 in connection with the private placements. The fee was offset against Mr. Schilowitz's loan balance of $218,655 as payment in full plus Harmat's expenses of approximately $27,800 in July 1999. In August 1999 the Company repaid an advance to Leigh Rothschild in the amount of $110,000.

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

b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five-year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35, as amended) to four directors and two key employees of the Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, the Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share ($.35, as amended). The exercise price and number of options have been amended to $.30 and 346,049 respectively due to the dilutive effect of the acquisition. As of March 31, 2000, 50,000 options have been exercised.

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

A summary of the status of the Company's stock options as of March 31, 2000, and the changes during the six months ended March 31, 2000 is presented below:


                                                           Weighted-Averaged
FIXED OPTIONS                          Shares                Exercise Price
----------------------------------------------------------------------------
September 30, 1999                     1,505,078                $ 1.27

Granted                                  284,700                  6.44
Exercised                                      0                     -
Forfeited                                 (8,700)                 7.42
December 31, 1999                      1,781,078                  2.07

Granted                                  995,500                  7.89
Exercised                                    586                  1.90
Forfeited                                      0                     -
March 31, 2000                         2,776,579                  4.16

Exercisable at March 31, 2000          2,776,579
Weighted-average fair value of
    options granted during the year   $     7.57

On April 4, 2000 the Board of Directors amended the 1999 Equity Incentive Plan, subject to stockholder approval, authorizing the Company to grant an additional 1,500,000 five-year options to purchase shares of the Company's common stock at fair market value at date of grant or 85% of fair market value.



NOTE K INCOME TAXES
The income tax expense for the six months ended March 31, 2000 consists of the following:
                                      Three Months Ended   Six Months Ended
                                        March 31, 2000      March 31, 2000
                                      ------------------   -----------------
         Income                           $19,648,383         $17,997,956
         Federal income tax at 34%          6,676,363           6,097,726
         Prior NOL allowable under
            IRC Section 382                         0            (103,000)
                                          -----------         -----------
         Income tax provision             $ 6,676,363         $ 5,994,726

         Current provision                $ 6,455,363         $ 5,773,726
         Deferred provision               $   221,000         $   221,000
                                          -----------         -----------
                                          $ 6,676,363         $ 5,994,726
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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax liability is as follows:



Deferred tax assets:
NOL prior to acquisition based                        $  398,800
Stock based compensation (prior to acquisition)          279,000
Stock based compensation and marketing expense           200,000
Valuation allowance                                     (398,800)
                                                      ----------
         Balance March 31, 2000                       $  479,000

Unrealized gain on marketable securities              $2,725,894
                                                      ----------
         Deferred tax liability                       $2,246,894
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

The business combination was accounted for as follows:

                  Current Assets                       78,651
                  Furniture and equipment-net          13,668
                                                     --------
                           Total Assets              $ 92,319
         Less:    Total Current Liabilities          $ 82,322
                                                     --------
                  Net book value                        9,997
                  Goodwill                            498,285
                                                     --------
         Total consideration on acquisition          $508,282
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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000


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

On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999. On February 7, 2000 we exercised warrants to purchase 578,836 Socket Communications common shares for a total exercise price of $671,703. During the six months ended March 31, 2000 we sold 1,675,254 Socket Communications common shares for approximately $24.6 million in cash.

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

In March 2000, Matthew Schilowitz, a director and consultant of BarPoint, entered into an agreement with the Company whereby Mr. Schilowitz: (i) resigned from his position as a director upon the appointment of a new Chief Executive Officer, (ii) sold 100,000 shares of common stock in the private placement completed by the Company in April 2000, (iii) agreed to lock-up the shares he owns and the shares underlying his options until the later of (x) 180 days from the date of the first closing of the private placement and (y) the effective date of the registration statement relating to the April 2000 offering and (iv) entered into an agreement with the placement agent for the private placement which provides that Mr. Schilowitz's lock-up shall expire with regard to 100,000 of his shares upon his resignation as a director of BarPoint. The 87,600 shares held by the ARS Revocable Family Trust, a family trust established by Mr. Schilowitz's wife and of which Mr. Schilowitz disclaims beneficial ownership, are not be subject to lock-up restrictions. Mr. Schilowitz's consulting agreement with BarPoint will remain in effect. The remainder of his shares and options will be locked up for the longer of 180 days and registration statement effectiveness. (See Subsequent Event)

Results of Operations
Net income was $12,972,020 or $.74 per common share diluted for the three months ended March 31, 2000 and $12,003,230 or $.70 per common share diluted for the six months ended March 31 2000. Net income was primarily due to gain on the sale of marketable securities. As of March 31, 2000, we had no significant revenue stream; and do not expect material revenues until we launch a more complete version of our website in October 2000. We also expect that near term operational losses will continue for the foreseeable future because of advertising, research and development and administrative expenses. We intend to generate future revenues from commissions, advertising and other sources.

Selling, general and administration expenses were $3,425,491 for the three months ended March 31, 2000 and $5,306,625 for the six months ended March 31, 2000. Selling, general and administration expenses consist primarily of salaries, marketing, professional fees, hiring of personnel, travel and entertainment.

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

LIQUIDITY AND CAPITAL RESOURCES
On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999. On February 7, 2000 we exercised warrants of 578,836 Socket Communications common shares at a total exercised price of $671,703. During the six months ended March 31, 2000 we sold 1,675,254 Socket Communications common shares for approximately $24.6 million in cash.

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

    Pursuant to the requirements of the Securities and exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized

Dated: August 3, 2000

BarPoint.com, Inc.


By: /s/ John Macatee
   ----------------------------------------
    John Macatee
    Chief Executive Officer