Form 10QSB
period 2000-06-30
BARPOINT COM INC
filed 2000-08-14
CIK 1013690

SECURITIES AND EXCHANGE

                        COMMISSION WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB


                                   (MARK ONE)


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934


                  For the quarterly period ended June 30, 2000


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


                                 Yes [X] No [ ]


  State the number of shares outstanding of each of issuer's classes of common equity, as of August 10, 2000:


                 Title of Class                  Number of Shares

                 --------------                  ----------------

        Common Stock, par value $.001               16,932,234

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

BarPoint.com, Inc.
Index to Form 10-Q



                                                                                       Page
                   Item                                                               Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheet - June 30, 2000                                     3

         Consolidated Statements of Operations - For the three months ended June
         30, 2000 and June 30, 1999 and from inception October 1, 1998 through
         June 30, 2000                                                                 4

         Consolidated Statements of Cash Flows - For the nine months ended June
         30, 2000 and June 30, 1999 and from inception October 1, 1998 through
         June 30, 2000                                                                  5

         Consolidated Statements of Stockholders Equity for the period ended
         June 30, 2000                                                                7 - 9

         Notes to Consolidated Financial Statements                                    10

ITEM II. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           17

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         a. Exhibits - Financial Data Schedule

         b. Reports on Form 8-K - April 5, 2000 - August 9, 2000

            Signatures


                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                                                  June 30, 2000
                                                                    (unaudited)
 CURRENT ASSETS
 Cash and cash equivalents                                        $ 41,466,203
 Marketable securities                                               3,316,186
 Account receivable                                                     94,744
 Inventory-net of allowance for obsolescence                          2,497,372
 Loans receivable                                                       85,000
 Other current assets                                                  136,860
                                                                 --------------
 Total Current Assets                                               47,596,365
                                                                 --------------

 Property-land                                                               -
 Equipment - net of accumulated
    depreciation of $43,173                                            547,771
                                                                 --------------
                                                                       547,771
                                                                 --------------

 OTHER ASSETS
 Deposit in escrow                                                     190,000
 Goodwill-net                                                          462,513
 Software development and licensing - net
    of accumulated amortization of $668,272                          1,114,777
                                                                 --------------
                                                                     1,767,290
                                                                 --------------

 TOTAL ASSETS                                                       49,911,426
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Accounts payable and accrued expenses                             $ 3,010,935
 Income tax payable                                                  5,072,026
                                                                 --------------
 Total Current Liabilities                                           8,082,961
                                                                 --------------

 OTHER LIABILITIES
 Deferred taxes payable                                                700,899
                                                                 --------------
                                                                       700,899
                                                                 --------------

 TOTAL LIABILITIES                                                   8,783,860
                                                                 --------------

 STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value- 5,000,000
   shares authorized: 3 shares issued and outstanding                        -
 Common stock; $.001 par value- 100,000,000
   shares authorized; 16,914,077 issued and outstanding                 16,914
 Paid in capital                                                    31,426,303
 Accumulated Earnings -Development Stage Company                    10,295,086
 Comprehensive Income (Loss)                                          (610,737)
                                                                 --------------
 Total Stockholders' Equity                                         41,127,566
                                                                 --------------

 Total Liabilities and Stockholders' Equity                       $ 49,911,426
                                                                 ==============

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                Three Months    Three Months     Nine Months     Nine Months      From Inception
                                                    Ended           Ended           Ended           Ended      October 1998 through
                                                June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999      June 30, 2000
                                             ----------------------------------------------------------------------------------
Revenues:
Total revenues                            $    192,346      $        -          $    412,636    $        -      $    412,636
Cost of Sales                                   22,691               -                38,616             -            38,616
                                          ----------------------------------------------------------------------------------
Gross Profit                                   169,655               -               374,020             -           374,020

Operating Expenses:
Selling, General and Administration          2,433,034           102,484           7,739,659         171,810       8,571,949
Research and Development                       379,996               -               989,143             -         1,067,055
                                          ----------------------------------------------------------------------------------
Total Operating Expenses                     2,813,030           102,484           8,728,802         171,810       9,639,004
                                          ----------------------------------------------------------------------------------

Loss from Operations                        (2,643,375)         (102,484)         (8,354,782)       (171,810)     (9,264,984)
                                          ----------------------------------------------------------------------------------

Other Income:
Interest Income                                646,126             9,605             932,826           9,605         996,433
Gain on Sale of Marketable Securities
  and Other Assets                                 -                 -            23,422,663             -        23,422,663
                                          ----------------------------------------------------------------------------------
Total Other Income                             646,126             9,605          24,355,489           9,605      24,419,096

Income before Income Tax                    (1,997,249)          (92,879)         16,000,707        (162,205)     15,154,112

Income Tax Expense                             727,700               -            (5,267,026)            591      (4,859,026)
                                          ----------------------------------------------------------------------------------

Net (Loss) Income                         $ (1,269,549)     $    (92,879)         10,733,681        (162,796)     10,295,086
                                          ==================================================================================

Net (Loss) Income per Common Share--
     Basic                                $      (0.08)     $      (0.01)       $       0.68    $      (0.02)   $       0.83
                                          ==================================================================================

     Diluted                              $      (0.08)     $      (0.01)       $       0.61    $      (0.02)   $       0.75
                                          ==================================================================================

Weighted Average Common Shares
    Shares Outstanding--Basic               16,847,826         7,715,314          15,710,244       6,990,569      12,425,425
                                          ==================================================================================

Weighted Average Common Shares
    Shares Outstanding--Diluted             16,847,826         7,715,314          17,484,127       6,990,569      13,758,440
                                          ==================================================================================


                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                         Nine Months       Nine months         From Inception
                                                                            Ended            Ended           October 1998 through
                                                                        June 30, 2000     June 30, 1999         June 30, 2000
                                                                        ----------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                 $ 10,733,681    $   (162,796)         $ 10,295,086
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Deferred income tax (benefit) provision                                         221,000             -                (187,000)
Gain on sale of marketable securities                                       (23,422,663)            -             (23,422,663)
Depreciation and Amortization                                                   731,508             -                 747,186
Non-Cash administration & development expenses                                  623,056          20,500               643,556
Non-Cash acquisition costs                                                        9,997             -                   9,997
                                                                           --------------------------------------------------
                                                                            (11,103,421)       (142,296)          (11,913,838)
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Change in liabilities                                                         6,104,026          15,116             6,271,608
Change in assets                                                             (1,087,023)         (2,724)           (1,123,482)
                                                                           --------------------------------------------------
Total Adjustments                                                             5,017,003          12,392             5,148,126
                                                                           --------------------------------------------------
Net Cash used in Operating Activities                                        (6,086,418)       (129,904)           (6,765,712)
                                                                           --------------------------------------------------

INVESTING ACTIVITIES:
Cash received on acquisition                                                        -           628,227               628,227
Acquisition costs                                                                   -           189,000              (189,000)
Acquisition of Synergy Solutions, Inc.*                                        (100,000)            -                (100,000)
Sale of land held for sale                                                      149,750             -                 149,750
Sales of marketable securities                                               24,683,232             -              24,683,232
Software development costs                                                          -               -                 (53,019)
Purchase of marketable securities                                              (671,704)            -                (671,704)
Purchases of equipment                                                         (552,617)        (17,007)             (577,276)
                                                                           --------------------------------------------------

Net Cash Provided Investing Activities                                       23,508,661         800,220            23,870,210
                                                                           --------------------------------------------------

FINANCING ACTIVITIES:
Payment on subscription receivable                                              750,000         874,134               750,000
Loan payable-stockholder, private placements - net of commissions            16,931,003         110,000            23,204,173
Exercise of stock options and warrants                                          389,002             -                 407,532
                                                                           --------------------------------------------------

Net Cash Provided by Financing Activities                                    18,070,005         984,134            24,361,705
                                                                           --------------------------------------------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                35,492,248       1,654,450            41,466,203

CASH AND CASH EQUIVALENTS - beginning of period                               5,973,955             -                     -
                                                                           --------------------------------------------------

CASH AND CASH EQUIVALENTS - end of period                                    41,466,203    $  1,654,450          $ 41,466,203
                                                                           ==================================================



                                                                         Nine Months       Nine months         From Inception
                                                                            Ended            Ended           October 1998 through
                                                                        June 30, 2000     June 30, 1999         June 30, 2000
                                                                        ----------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Taxes                                                                      $        -      $        591          $        591
                                                                           ==================================================
Interest                                                                   $        -      $        -            $        -
                                                                           ==================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS:
Software Development Costs for Services Rendered
  by Certain Stockholders                                                  $        -      $        -          $    220,000
                                                                           ================================================
Product Supply and Technology License Agreement                            $        -      $        _          $  1,500,000
                                                                           ================================================
Non-Cash Administrative, Marketing & Development Expenses                  $    623,056    $        -          $    643,556
                                                                           ================================================
Finders fee applied to stockholders loan
  receivable                                                               $    218,655    $        -
                                                                           ================================================
Common stock dividend of 878,770 shares                                    $        879    $        -          $        879
                                                                           ================================================
*Acquisition of Synergy Solutions, Inc.
  75,000 common shares                                                     $    408,207    $        -          $    408,207
                                                                           ================================================
Cashless exercise of warrants                                              $    195,372    $        -          $    195,372
                                                                           ================================================



                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                   Note
                                  # of Shares      Common Stock     Additional  Receivable  Accumulated
                                  of Preferred                       Paid-In      from       (Deficit)  Comprehensive
                                     Stock      Shares   Par Value  Capital    Stockholder    Earnings     Income           Total
Balance-September 30, 1998             0       2,612,500   $2,612  $4,253,604               (1,666,869)      $0           2,589,347

Contribution of 250,000 shares
  of Financial Web stock and
  60,000 warrants of Socket
  Communications, Inc.                                                108,956                                               108,956

Stock Options, Net Loss and
  Unrealized Gain on Marketable
  Securities (Net of Income Taxes)
  October 1,1998 - June 3, 1999                                       775,000               (1,161,558)      2,380,585    1,994,027

Executive Compensation to
  Board of Directors                              50,000       50      24,950                                                25,000

                                  --------------------------------------------------------------------------------------------------
Balance June 3, 1999                   0       2,662,500    2,662   5,162,510         0     (2,828,427)      2,380,585    4,717,330

Acquisition of The Harmat
  Organization                                                       (447,842)               2,828,427      (2,380,585)           -

BarPoint.com, Inc. Equity at
  June 3, 1999                                       100      100     241,400                  (89,602)                     151,898

Recapitalization of
  BarPoint.com, Inc.                           6,633,942    6,534      (6,534)                                                    -

Acquisition Costs                                                    (189,000)                                             (189,000)

Licensing Agreement                                                 1,500,000                                             1,500,000

Private Placements                             4,499,868     4500   6,800,015  (750,000)                                  6,054,515

Exercise of Stock Options                         50,000       50      17,450                                                17,500

Issuance of Preferred Stock            3               -                   30                                                    30

Net Loss                                                                                      (348,993)                    (348,993)

Unrealized Gain on Marketable
  Securities (Net of Income Taxes)                                                                          (1,015,665)  (1,015,665)

                                  --------------------------------------------------------------------------------------------------
Balance - September 30, 1999           3      13,846,410   13,846  13,078,029  (750,000)      (438,595)     (1,015,665)  10,887,615
                                  --------------------------------------------------------------------------------------------------

Common Stock Dividend to
  Shareholders of record
  June 2, 1999                                   878,770      879        (879)                                                    -

Acquisition of Synergy
  Solutions, Inc.                                 75,000       75     408,207                                               408,282

Exercise of Stock Options                         11,600       12       3,468                                                 3,480

Cancellation of all Class A
  Warrants and Class B Warrants,
  plus $50,000                                   325,000      325     (50,325)                                              (50,000)

Cashless exercise of Warrants                    195,372      195        (195)                                                    -

Exercise of Warrants                              17,391       18      78,362                                                78,380

Net Loss                                                                                      (968,790)                    (968,790)

Change in Unrealized Gain on
  Marketable Securities
  (Net of Income Taxes)                                                                                      4,166,829    4,166,829

Balance - December 31, 1999            3      15,349,543   15,350  13,516,668  (750,000)    (1,407,385)      3,151,164   14,525,797
                                  --------------------------------------------------------------------------------------------------

Payment of subscription note
  receivable                                                                    750,000                                     750,000

Exercise of Stock Options                            586        1       1,113                                                 1,114

Exercise of Warrants                              79,948       79     355,947                                               356,026

Issuse of stock options below
  market                                                              220,000                                               220,000

Issuse of warrants to a vendor                                        360,000                                               360,000

Net Income                                                                                  12,972,020                   12,972,020

Change in Unrealized Gain on
  Marketable Securities
  (Net of Income Taxes)                                                                                     (1,442,880)  (1,442,880)

                                  --------------------------------------------------------------------------------------------------
Balance - March 31, 2000               3      15,430,077   15,430  14,453,728         -     11,564,635       1,708,284   27,742,077
                                  --------------------------------------------------------------------------------------------------

Private Placements                             1,477,500     1478  16,929,519                                            16,930,997

Issuance of stock for services
  preformed                                        6,500        6      43,056                                                43,062

Net Loss                                                                                    (1,269,549)                  (1,269,549)

Change in Unrealized Gain on
  Marketable Securities
  (Net of Income Taxes)                                                                                     (2,319,021)  (2,319,021)

                                  --------------------------------------------------------------------------------------------------
Balance - June 30, 2000                3      16,914,077   16,914  31,426,303         -     10,295,086        (610,737)  41,127,566
                                  --------------------------------------------------------------------------------------------------


Notes to Consolidated Financial Statements
June 30, 2000

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

The financial statements reflect the financial position and results of operations of BarPoint.com, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis. The Company's policy is to consolidate all majority-owned subsidiaries. All inter-company amounts have been eliminated in consolidation and necessary adjustments have been made to the financial statements.

The Company "soft launched" its preview website in December 1999 and frequently updates it. We intend to launch a more complete version of the web site and service by October 2000. The website, www.barpoint.com, features a patent-pending reverse search engine and software technology that allows businesses and consumers to use the standard UPC barcode that appears on approximately 100 million retail items to search for product specific information from the internet. The web site provides businesses and consumers easy efficient access to meaningful product specific information, anytime, anywhere.

On April 5, 2000 the Company completed a private offering of common stock at a price of $12 per share by the Company and selling stockholders. The Company received gross proceeds of approximately $17.7 million for the sale of 1,477,600 shares of BarPoint Common Stock.

In June 2000 the Company was approved for trading on the Nasdaq small cap market
(BPNT).

NOTE B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents.
The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount of deposit in any one institution that exceeds federally insured limits is subject to credit risk. Such amount was approximately $41,250,000 at June 30, 2000.

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

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At June 30, 2000 investments were classified as available-for-sale securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders' equity as comprehensive income until realized. The Company uses the average cost method for gains and losses on the sales of marketable securities. (See Note C)

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for furniture, fixtures and office equipment and three to five years for computer equipment.

Earnings (Loss) Per Share
The Company has adopted Statement of Financial Accounting Standards No.128, Earnings Per Share, which requires the presentation of two earnings per share
(EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of outstanding options and warrants.

The reconciliation of the basic and diluted earnings per common share is as follows:

                                             Three months ended   Three months ended   Nine months ended    Nine months ended
                                                June 30, 2000        June 30, 1999       June 30, 2000        June 30, 1999
Weighted average common shares outstanding       16,847,826            7,715,314          15,678,717            6,990,569
Diluted effect of:
  Employee stock options                                -                    -             1,617,727                  -
  Warrants                                              -                    -               156,156                  -
                                                 ----------           ----------          ----------           ----------
Weighted average common shares
  Outstanding, assuming dilution                 16,847,826            7,715,314          17,484,127            6,990,569
                                                 ----------           ----------          ----------           ----------

                                                From Inception to
                                                  June 30, 2000
Weighted average common shares outstanding        12,426,456
Diluted effect of:
  Employee stock options                           1,289,592
  Warrants                                            43,423
                                                  ----------
Weighted average common shares
  Outstanding, assuming dilution                  13,759,471
                                                  ----------

For the three months ended June 30, 2000, diluted EPS is not presented since no effect was given to outstanding options, as it would be anti-dilutive. For the nine months ended June 30, 2000, options and warrants to purchase 393,900 shares of common stock were outstanding but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the current shares.

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

The Company issued 1,315,789 shares of common stock at $1.90 per share totaling $2,500,000 to Symbol Technologies, Inc., for (a) delivery of $1,000,000 in cash,
(b) a Product Supply and Technology License Agreement commencing on October 1, 1999, and (c) the agreement by Symbol to make available to the Company up to 110,000 Symbol SPT 1500 machines at a discount. The $1,500,000 value of the Product Supply and Licensing Agreement is being amortized on a straight-line basis over 22 months starting October 1, 1999.

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

Advertising
The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs". As such, the Company expenses the costs of advertising when incurred. For the three months ended June 30, 2000 advertising expense was $96,821 and for the nine months ended June 30, 2000 the Company incurred advertising expense of $1,020,073. These amounts are included in selling, general and administration expenses.

Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Comprehensive Income (Loss)
The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income (loss) that the Company currently reports is unrealized gain (loss) on marketable securities.

Segment Information.
The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" which requires public companies to report selected segment information in the interim financial reports to shareholders. The Company has determined that it has only one reportable segment.

Future Accounting Requirements.
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The statement is effective for years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, revenue Recognition in Financial Statements ("SAB 101") to provide guidance on revenue recognition issues that are covered by specific existing accounting literature. This statement was initially effective for years beginning after December 15, 1999. However, in June 2000, the SEC delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE C MARKETABLE SECURITIES
Marketable securities consist of investments in equity securities at discounted market value, since they are unregistered or constrained securities. The unrealized gain, net of deferred federal income taxes, at acquisition date was $2,380,585. For the nine months ended June 30, 2000 the unrealized gain, net of deferred federal income taxes, was $1,769,848 resulting in a comprehensive loss of $610,737.

NOTE D SUBSCRIPTION AND LOANS RECEIVABLE
A subscription note receivable in the amount of $750,000 bears interest at 8% per annum and matured on February 12, 2000. The note was secured by 394,737 shares of common stock of the Company. The subscription note receivable for $750,000 plus accrued interest of $35,178 was paid in full on February 11, 2000.

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

In connection with the sale of property in Quogue, New York, the buyer mortgaged $60,000 of the purchase price to Harmat. The mortgage is payable monthly (interest only) at an interest rate of 12% per annum and matured May 7, 2000. As of August 11, 2000 this mortgage receivable note had not been paid, however the Company is presently negotiating an extension on the note.

In March 2000 an escrow deposit of $190,000 was made in connection with the PriceBee merger and acquisition. On April 4, 2000, PriceBee.com Inc. submitted a claim for arbitration to the American Arbitration Association with respect to the Company's termination of an agreement and plan of merger, whereby the Company had agreed to acquire PriceBee. PriceBee alleges that the Company's termination of the agreement and plan of merger was wrongful and seeks specific performance and/or $5.0 million in damages. The Company has submitted a counterclaim against PriceBee alleging breach of the agreement and plan of merger on the part of PriceBee and is seeking $7.0 million in damages. Each of the Company and PriceBee have selected an arbitrator and a third independent arbitrator has been selected. An administrative conference is scheduled to occur on September 12, 2000. The Company believes that it has meritorious claims and defenses. However, there can be no assurance that the Company will prevail in the arbitration or in its counterclaim asserted against PriceBee.com, or that any resolution of the dispute will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

NOTE E FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective December 31, 1995, the Company adopted SFAS No.107, "Disclosure about Fair Value Financial Instruments", which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The Company's financial instruments include cash and cash equivalents marketable securities, payables and short-term loans. It is estimated that the carrying amount approximated fair value because of the near term maturities of such obligations. Marketable securities are stated at fair value.

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

NOTE G COMMITMENTS AND CONTINGENCIES
Consulting Agreement
In February 1998, Harmat entered into a one year consulting agreement with Spencer Trask to advise the Harmat on financial matters in connection with the operation of the business including acquisitions, mergers and other similar business combinations. The agreement was extended to February 2000. The Harmat paid Spencer Trask an initial $10,000 retainer and an additional $3,500 per month. In addition, Spencer Trask is to receive a transaction fee for any transactions consummated by Harmat during the term of the agreement or within two years after the end of the term. In connection with this agreement Spencer Trask was granted five year warrants to purchase 200,000 shares of Harmat's common stock at $.35 per share. In connection with the acquisition (see Note F), Spencer Trask was paid a fee of $189,000. On November 5, 1999 the Company and Spencer Trask terminated the consulting agreement, however, the Company continued to make payments of the retainer fee through January 2000 and the warrants remained in full force. As part of this agreement the holder of the warrants agreed not to sell space for than 28,500 shares per month commencing January 1, 2000. On December 23, 1999 Spencer Trask purchased 195,372 common shares on a cashless exercise of the 200,000 warrants.

Properties
The Company currently rents over 10,000 square feet of office space in Ft. Lauderdale, Florida under a new five-year lease commencing in January 2000. Annual future lease payments:

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

The law firm of McLaughlin & Stern, LLP of which Mr. David Sass, a stockholder and director, is a principal, received legal fees of approximately $5,000 for the three months ending June 30, 2000 and $125,000 for the nine months ending June 30, 2000.

NOTE I STOCK OPTION PLANS
The Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.

a) The Plan for Incentive Compensation of Matthew Schilowitz (the "Schilowitz Incentive Plan"), who was the principal stockholder, was adopted by the Board of Directors and approved by Harmat's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted an option to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $0.35, (as amended). The exercise price and number of options have been amended to $0.30 and 576,748 respectively due to the dilutive effect of the acquisition. In conjunction with the acquisition all such options have become fully vested resulting in the accrual of compensation expense in the amount of $775,000, which was reflected in the operations of Harmat prior to June 3, 1999.

b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Non-Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five-year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($0.35 (as amended) to four directors and two key employees of the Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, the Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share $0.35, (as amended). The exercise price and number of options have been amended to $0.30 and 346,049 respectively due to the dilutive effect of the acquisition. As of June 30, 2000, 50,000 options have been exercised.

c) As part of the acquisition the Company authorized five-year options to purchase 800,000 shares of the Company's common stock at an exercise price of $1.90 per share. Such options vest as follows: one-third after June 3, 2000; one-third after June 3, 2001 in the event the Company achieves revenues of at lease $24,500,000 in the second year and one third after June 3, 2002 in the event the Company revenues of $89,500,000 in the third year. As of June 30, 2000, an aggregate of 800,000 options have been granted.

d) The 1999 Equity Incentive Plan was adopted by the Board of Directors on September 17, 1999 and was approved at the annual meeting of shareholders on April 4, 2000, authorizing the Company to grant five-year options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. As of June 30, 2000, an aggregate of 1,940,400 options have been granted. The Company issued 180,000 stock options to Mr. Schilowitz at a 15% discount to market resulting in a $220,000 compensation expense.

In August 1999 the Company issued 60,000 warrants to a vendor at an exercise price of $4.04, the warrants expire in three years. This resulted in a marketing expense of $360,000 that was reflected in the financial statements for the six months ended March 31, 2000.

A summary of the status of the Company's stock options as of June 30, 2000, and the changes during the nine months ended June 30, 2000 is presented below:

                                                 Weighted-Averaged
FIXED OPTIONS                          Shares      Exercise Price
-------------------------------------------------------------------
September 30, 1999                     1,505,078    $    1.27

Granted                                  284,700         6.44
Exercised                                      0            -
Forfeited                                 (8,700)        7.42
December 31, 1999                      1,781,078         2.07

Granted                                  995,500         7.89
Exercised                                    586         1.90
Forfeited                                      0            -
March 31, 2000                         2,776,579         4.16

Granted                                  535,200        10.71
Exercised                                      0            -
Forfeited                                 41,800        10.46
June 30, 2000                          3,269,979         5.38

Outstanding at June 30, 2000           3,269,979
Weighted-average fair value of
    options granted during the year    $    8.88

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

NOTE K INCOME TAXES
The income tax expense consists of the following:

                                                                                           From Inception,
                                              Three Months Ended    Nine Months Ended    October 1998 through
                                                June 30, 2000        June 30, 2000          June 30, 2000
                                                -------------        -------------       ---------------------
 (Loss) Income                                 $ (1,997,249)         $ 16,000,707           $15,154,112
 Federal income tax  estimate                      (727,700)            5,370,026             4,962,026
 Prior NOL allowable under IRC Section 382                0              (103,000)             (103,000)
                                               ------------          ------------           -----------
 Income tax provision                          $   (727,700)         $  5,267,026           $ 4,859,026

 Current provision                                                   $  5,072,026
 Deferred provision                                                  $    221,000
                                                                     ------------
                                                                     $  5,267,026
                                                                     ============

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax liability is as follows:

Deferred tax assets:
NOL prior to acquisition                          $   398,800
Stock based compensation (prior to acquisition)       279,000
Stock based compensation and marketing expense        200,000
Valuation allowance                                  (398,800)
                                                  -----------
         Balance June 30, 2000                    $   479,000
Unrealized gain on marketable securities          $ 1,179,899
                                                  -----------
                                                  $   700,899
                                                  ===========

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
                                                     ========


The following are summarized unaudited pro forma results of operations for the three months ended June 30, 2000 and the nine months ended June 30, 2000, assuming the acquisition occurred on October 1, 1999 and October 1, 1998 respectively.

                                                            From Inception
                       Three Months    Nine Months          October 1998 through
                       June 30, 2000   Ended June 30, 2000  June 30, 2000


Total revenue           $ 192,346       $ 432,290            $ 432,290
Net loss               (1,269,549)     10,763,936           10,325,335
Loss per common share
  Basic and diluted     $   (0.08)      $    0.62            $    0.75


These pro forma results are not indicative of either future financial performance or actual results, which would have occurred had the acquisition been made as of October 1, 1998.

NOTE M SUBSEQUENT EVENTS
On August 4, 2000 the SEC declared effective the Company's shelf Registration Statement on Form S-1 relating to the offering by selling shareholder 5% 5,301,211 shares of common stock of BarPoint.com Inc. The Company will not receive any proceeds from the sale of stock by selling stockholders under this prospectus. The selling stockholders acquired the shares of common stock being sold under this prospectus from the Company in a private placement transaction.


On August 11, 2000 the Company filed Form 8-K a change in Registrant's Certified Public Accountants. The Company engaged the accounting firm of Deloitte & touche LLP as independent accountants to audit the consolidated financial statements for the fiscal year ended September 30, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine months ended June 30, 2000

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

On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices, for 75,000 shares of BarPoint common stock, $100,000 and 75,000 shares of BarPoint common shares held in escrow pursuant to additional earn out payments. Synergy Solutions products are currently sold at major on-line, retail, and catalog software vendors. Employment Agreements were entered into with various executives of Synergy Solutions, Inc. as well as the granting of options under the Company Incentive Option Plan

The Company "soft launched" its preview website in December 1999 and frequently updates it. We intend to launch a more complete version of the web site and service by October 2000. The website, www.barpoint.com, features a patent-pending reverse search engine and software technology that allows businesses and consumers to use the standard UPC barcode that appears on approximately 100 million retail items to search for product specific information from the internet. The web site provides businesses and consumers easy efficient access to meaningful product specific information, anytime, anywhere.

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

In March 2000, Matthew Schilowitz, then a director and consultant of BarPoint, entered into an agreement with the Company whereby Mr. Schilowitz: (i) resigned from his position as a director upon the appointment of a new Chief Executive Officer, (ii) sold 100,000 shares of common stock in the private placement completed by the Company in April 2000, (iii) agreed to lock-up the shares he owns and the shares underlying his options until the later of (x) 180 days from the date of the first closing of the private placement and (y) the effective date of the registration statement relating to this offering and (iv) entered into an agreement with the placement agent for the private placement which provides that Mr. Schilowitz's lock-up shall expire with regard to 100,000 of his shares upon his resignation as a director of BarPoint. The 87,600 shares held by the ARS Revocable Family Trust, a family trust established by Mr. Schilowitz's wife and of which Mr. Schilowitz disclaims beneficial ownership, are not be subject to lock-up restrictions. Mr. Schilowitz's consulting agreement with BarPoint will remain in effect. The remainder of his shares and options will be locked up for the longer of 180 days and registration statement effectiveness.

On April 5, 2000 the Company completed a private offering of common stock at a price of $12 per share by the Company and selling stockholders. The Company received gross proceeds of approximately $17.7 million for the sale of 1,477,600 shares of BarPoint Common Stock.

In June 2000 the Company was approved for trading on the Nasdaq small cap market
(BPNT).

Results of Operations
Net loss was $1,269,549 or $0.08 per common share basic and diluted for the three months ended June 30, 2000 compared to a net loss of $92,879 or $0.01 for the three months ended June 30, 1999. We had a net income of $10,733,681 or $0.61 per common share basic and diluted for the nine months ended June 30, 2000, compared to a net loss of $162,796 or $0.02 for the nine months ended June 30, 2000. Net income was primarily due to a gain on the sale of marketable securities. As of June 30, 2000, we had no significant revenue stream; and do not expect material revenues until we launch a more complete version of our website in October 2000. We also expect that near term operational losses will continue for the foreseeable future because of advertising, research and development and administrative expenses. We intend to generate future revenues from commissions, advertising and other sources.

Selling, general and administration expenses were $2,433,034 for the three months ended June 30, 2000, compared to $102,484 for the three months ended June 30, 1999 or a $2,330,550 increase. Selling, general and administration expenses were $7,739,659 for the nine months ended June 30, 2000, compared to $171,810 for the nine months ended June 30, 1999 or a $7,567,849 increase. The primary reason for the increases in selling, general and administration expenses was due to an increase in salaries, marketing, professional fees, hiring of personnel, travel and entertainment.

Advertising expenses were $96,821 for the three months ended June 30, 2000 and $1,020,073 for the nine months ended June 30, 2000. Advertising expenses were primarily related to developing brand recognition and the launch of our preview website. These amounts are included in selling, general and administration expenses. The comparable June 30, 1999 financials had no advertising expense.

Research and development expenses were $379,996 for the three months ended June 30, 2000 and $989,143 for the nine months ended June 30, 2000. Research and development spending was primarily due to the development of our product database, content and technology infrastructure. We anticipate research and development expenses will increase significantly in the upcoming year as we continue to build and develop our database and technology infrastructure. The comparable June 30, 1999 financials had no research and development expense.

Interest income was $646,126 for the three months ended June 30, 2000 and $932,826 for the nine months ended June 30, 2000. Interest income was $9,605 for the three months ended June 30, 1999 and for the nine months ended June 30, 1999. The increase in interest income was primarily due to an increase in interest earned form our money market account due to cash generated from the gain on sales of marketable securities.

Other income was primarily the result of selling approximately 1,675,000 common shares of Socket Communication at a gain on sale of marketable securities of approximately $23.4 million. This comparable June 30, 1999 financial statements had no gain on sale of marketable securities.

Liquidity and Capital Resources
On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999. On February 7, 2000 we exercised warrants of 578,836 Socket Communications common shares at a total price of $671,703. During the nine months ended June 30, 2000 we had sold 1,675,254 Socket Communications common shares totaling approximately $24.6 million in cash and cash equivalents.

As of June 30, 2000, we had approximately $41.5 million in cash and cash equivalents and $3.3 million in marketable securities. These marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc. and 425,000 shares of common stock of FinancialWeb.Com, Inc. The shares of FinancialWeb are under a lock-up agreement and are not saleable until January 31, 2001.

For the nine months ended June 30, 2000 and June 30, 1999, we had cash flows used by operations of $6,086,418 and $800,220 respectively. The negative cash flow was primarily due to the net loss from operations.

For the nine months ended June 30, 2000 and June 30, 1999, net cash provided by investing activities of $23,508,661 and $129,904, respectively, was primarily the result of and sale of marketable securities.

For the nine months ended June 30, 2000 and June 30, 1999, net cash provided by financing activities of $18,070,005 and $984,134, respectively, was primarily the result of proceeds from the private placements. From June through August 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for gross proceeds of approximately $7,195,000, which includes a subscription note receivable of $750,000. The subscription note receivable was paid in full February 11, 2000. In April 2000 we issued a total of 1,477,500 shares of our common stock in private placements to accredited investors for gross proceeds of approximately $16,931,000.

For the fiscal year ended September 30, 1999, the Company had federal net operating loss carryforwards (NOL) of approximately $1,680,000 and expects these NOL's to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, the Company's ability to utilize the NOL's are restricted under Section 382 of the Internal Revenue Code
(IRC). Therefore, a tax benefit has been reflected only to the extent allowable in the current year.

We believe that cash, cash equivalents and marketable securities, together with projected cash flow from operations, will be sufficient to meet our liquidity and capital requirements for the next year, although no assurance exists that we will not require additional capital prior to the end of such period.

Subsequent Events
On August 4, 2000 the SEC declared effective the Company's shelf Registration Statement on Form S-1 relating to the offering by selling shareholder 5% 5,301,211 shares of common stock of BarPoint.com Inc. The Company will not receive any proceeds from the sale of stock by selling stockholders under this prospectus. The selling stockholders acquired the shares of common stock being sold under this prospectus from the Company in a private placement transaction.

On August 11, 2000 the Company filed Form 8K a change in Registrant's Certified Public Accountants. The Company engaged the accounting firm of Deloitte & Touche LLP as independent accountants to audit the consolidated financial statements for the fiscal year ended September 30, 2000.

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

Name                 Votes in Favor   Votes Withheld
----                 --------------   --------------

Leigh M. Rothschild   12,775,080         11,800
Seymour G. Siegel     12,775,080         11,800
David W. Sass         11,916,070        870,810
Jeffrey W. Sass       12,775,080         11,800
John C. Macatee       12,775,080         11,800
Jay Howard Linn       12,775,080         11,800
Kenneth Jaeggi        12,773,596         13,284

         In addition the following proposals were passed:

         1. Adoption of the Company's 1999 Equity Incentive Plan

                  Votes in Favor            Votes Withheld     Against
                  --------------            --------------     -------

                  10,290,278                     5,425         66,232

         2. Ratification of the granting of options to certain key employees and directors of the Company

                  Votes in Favor            Votes Withheld     Against
                  --------------            --------------     -------
                    10,290,508                    4,645         67,232

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

         (a)      Exhibits

         10.1 Amended and Restated Employment Agreement, dated as of April 4, 2000 between the Company and John C. Macatee.

         10.2 Employment Agreement, dated as of March 27, 2000, between the Company and Leigh Rothschild.

         10.3 Employment Agreement, dated as of March 27, 2000, between the Company and Jeffrey Sass.

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  Form 8-K as of April 5, 2000

                  Form 8-K as of August 9, 2000

    Pursuant to the requirements of the Securities and exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized

Dated: August 14, 2000

BarPoint.com, Inc.


By:      /s/ John Macatee
         -------------------------------------
         John Macatee
         President and Chief Executive Officer
         (Principal Executive Officer)



By:      /s/ Michael Karmelin
         -------------------------------------
         Michael Karmelin
         Chief Financial Officer
         (Principal Accounting Officer)

                                 Exhibit Index

     Exhibit No.                      Description
     -----------                      -----------

         10.1 Amended and Restated Employment Agreement, dated as of April 4, 2000 between the Company and John C. Macatee.

         10.2 Employment Agreement, dated as of March 27, 2000, between the Company and Leigh Rothschild.

         10.3 Employment Agreement, dated as of March 27, 2000, between the Company and Jeffrey Sass.

         27       Financial Data Schedule.