Form 10KSB
period 2000-09-30
BARPOINT COM INC
filed 2000-12-29
CIK 1013690

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________

                        Commission file number: 000-21235
                               BARPOINT.COM, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                    11-2780723
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)

              One East Broward Blvd.
                    Suite 410
             Fort Lauderdale, Florida                               33301
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (954) 745-7500 Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
           COMMON STOCK,                      Nasdaq SmallCap Market
          $.001 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act:  None

                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the fiscal year ended September 30, 2000 were $522,809.

         Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 27, 2000 (computed by reference to the last reported sale price of the registrant's Common Stock on the Nasdaq SmallCap Market on such date): $10,089,542.

         Number of shares outstanding of each of the registrant's classes of Common Stock at December 27, 2000: 17,152,478 shares of Common Stock, $.001 par value per share.

         Transactional Small Business Disclosure Format. Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

                                     GENERAL

         Unless otherwise indicated or the context otherwise requires, all references in this Form 10-KSB to "BarPoint" or the "Company" include BarPoint.com, Inc. and its consolidated subsidiaries. The Company disclaims any intent or obligation to update "forward looking statements." All references to a fiscal year are to the Company's fiscal year which ends September 30. As used herein, fiscal 2000 refers to fiscal year ended September 30, 2000 and fiscal 1999 refers to fiscal year ended September 30, 1999.

                                     PART I

ITEM 1. Business

General

         BarPoint is an online and wireless product information and shopping service which also develops software applications for consumers and businesses. BarPoint's product information and shopping service utilizes proprietary reverse search technology to enable consumers to search for product information using unique product identifiers, including universal product codes ("UPCs" or "barcode numbers"). Barcode numbers are an international standard identifier for retail products. BarPoint is continuing to compile an extensive product database of retail products with barcode numbers. The service can be accessed from a desktop computer or a wide variety of mobile devices, including Internet-enabled personal digital assistants ("PDAs"), interactive pagers and cellular phones. By typing or scanning the barcode numbers that manufacturers assign to their products, consumers can easily access a variety of product specific information gathered by BarPoint, including:

         o        manufacturer contact information

         o        product reviews, specifications and other related information;

         o        comparative pricing from a variety of sources; and

         o        links to purchase the item from a variety of vendors.

         We launched the first phase of version 2.0 of our website, www.barpoint.com, in October 2000 and intend to roll out continuing enhancements. Our website was originally launched in a preview version, without material advertising or promotion, on December 6, 1999. Through our service, consumers can access our database to search for information in the following select categories: books, music, movies and computers. We intend to add categories and product information on an ongoing basis. In addition, visitors to our website can download free software for the Palm VII PDA manufactured by Palm Computing, which enables them to access our product information from the Palm VII on a wireless basis. Our service will support any device that can connect with the internet, including wireless communications and mobile computing devices, such as Palm OS PDAs and Microsoft Pocket PCs, interactive pagers, and Internet and digital enabled cellular phones. In November 2000, we announced expansion of our service for digital and web enabled phones through the introduction of a Short Messaging System (SMS) version of BarPoint.

         Our technology allows the consumer to comparison shop and obtain product information with a handheld wireless device and to purchase products through our e-commerce and retail partners from our website. With the recent addition of My BarPoint personalized services, our registered users can use any device to seamlessly track their search history from device to desktop to device. My BarPoint also allows users to save products they want to buy or have bought in customized "want" and "have" lists. We believe that we have the potential to revolutionize the way consumers and businesses make buying decisions by providing easy and efficient access to the product specific information required to make those buying decisions. We are partnering with both traditional "brick and mortar" stores as well as their on-line counterparts. We believe the BarPoint service helps our users save time, save money and make better buying decisions both for in-store and on-line purchases.

         During fiscal 2000, our software applications business, Synergy Solutions, expanded retail distribution by introducing new products and establishing relationships with retailers including Gateway, Office Depot, CompUSA and MicroCenter. In November, we announced the introduction of SlideShow Commander, an application that allows business presentations to be presented from a handheld Palm device, and PDActivate 2.0, the new version of its suite of productivity applications for Palm devices.

         BarPoint is in the development stage as of September 30, 2000 for financial reporting purposes. Although revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary, BarPoint has not yet begun to generate significant revenues from its principal operations. We expect revenues from the BarPoint online and wireless product information and shopping services to develop and grow during the first half of calendar 2001. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

Company History

         Our company was incorporated in Delaware on December 19, 1995 under the name The Harmat Organization, Inc., referred to as Harmat, and began operations as a construction, architectural landscape design and real estate development firm. Beginning in 1997, Harmat believed that it was in the best interest of its stockholders to change direction away from the real estate business and began making strategic investments in technology-oriented companies.

         On June 3, 1999, Harmat acquired all of the shares of BarPoint.com, Inc., a Florida corporation, known as BarPoint-Florida. The transaction was accounted for as a reverse acquisition, as if BarPoint-Florida had acquired Harmat, because the stockholders of BarPoint-Florida owned a majority of Harmat's outstanding common stock after the transaction. Following the acquisition, we changed our name from The Harmat Organization, Inc. to BarPoint.com, Inc. and began to develop our current line of business. The Florida corporation that we acquired is now our wholly-owned subsidiary.

         On November 5, 1999, we acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices. Synergy Solutions' products are currently sold at major on-line, retail, and catalog software vendors. Today our Synergy Solutions business, based in New York, handles the development of software applications and mobile e-commerce solutions to further enable and enhance consumer buying decisions and shopping experiences through UPC barcode numbers, as well as general applications for mobile devices.

Recent Developments

         In November 2000, we announced that Office Depot agreed to become a BarPoint Premium Category Sponsor for the office products category of our service. This strategic alliance will allow businesses and consumers to search BarPoint's database of office products on a desktop or through a mobile device and place orders directly with Office Depot.

         In December 2000, BarPoint announced the planned relocation of its headquarters to a newly leased 50,000 square foot office building in Deerfield Beach, Florida. The lease is for a period of ten years and the initial annual financial commitment will be approximately $650,000. BarPoint expects to complete its relocation in early 2001.

Industry Overview

         We believe that the development of alternative Internet access devices is a principal factor in the growth of Internet traffic. The META Group forecasts that internet-enabled mobile devices will outnumber PC workstations by 2003. Additionally, The Strategic Research Group predicts that the number of individuals using cell phones for wireless data applications among the U.S. Internet population will increase from 3% in mid-2000 to an estimated 78% by mid-2001. Alternative Internet access devices include NetTV, Internet-enabled phones and hand-held devices. We believe that handheld devices, including PDAs, will become the most prevalent. The development of mobile Internet access over the next few years will allow users to take advantage of many new mobile applications, such as "point-of-sale" comparative shopping using enhanced product-specific search technology, like the BarPoint Shopper(TM).

         The Internet provides consumers with a wealth of information and numerous sites to purchase items electronically. A greater number of Internet users are spending an increasing amount of money online. International Data Corporation estimates that the number of U.S. mobile commerce users was approximately 400,000 in 2000 and will grow to approximately 29.1 million by the end of 2004. Jupiter Communications, Inc. projected that online shopping in the U.S. was approximately $7.8 billion in 1998 and will reach approximately $41 billion by 2002. Further, International Data Corporation also predicts that U.S. mobile commerce transactions will reach $20.8 billion by 2004. We believe that, as e-commerce becomes more common, more efficient product-specific search capabilities will be increasingly attractive.

         Most current search technology is text-based, relying on the searcher to identify "key words" to search for the item. This search methodology can be useful for searching text archives, but can be inexact and inefficient for searching for particular products. To find a product using current search methodologies, users often undertake multiple levels of searches in a time-consuming process. In contrast, UPC barcode numbers and our "reverse search" process provide an efficient search criteria to locate detailed information regarding a particular product. Each UPC barcode number is unique to a specific manufacturer's product. By using these barcodes and adding a wide range of supplemental product information, we believe we have created a powerful and efficient way to track and search for product-specific information regarding the manufacturer, product and pricing. We also offer text and keyword searching in the event our user does not have the barcode number available.

     Strategy

         Our objective is to establish BarPoint as both the leading product information and shopping service for mobile and on-line commerce and a leading developer of software applications dedicated to helping businesses and consumers save time, save money and make more informed shopping decisions. To achieve this goal we intend to:

         o Integrate Our Technology Into New and Existing Avenues of Internet Access. In addition to access through desktop computers, we provide consumers the opportunity to enter a UPC barcode number into a handheld device and access information about the product, including competing prices and reviews. Currently this is possible by downloading our BarPoint Shopper(TM) application for Palm OS devices and by accessing our website through Internet-enabled digital pagers, PDAs and cellular phones. We are also working with handheld device manufacturers to bundle our technology into their existing and future products.

         o Pursue Strategic Relationships with retailers, manufacturers and technology partners. To enhance our service offerings and expand access to our service, we plan to continue to pursue strategic relationships with retailers, manufacturers and technology partners. In particular, we are seeking top tier retailers and manufacturers to become category sponsors, expanding and enriching the product information and shopping services we provide. In November 2000, we partnered with Office Depot as a Premium Category Sponsor for office products. Additionally, we plan to enhance our cross-promotion and product bundling with technology manufacturers and providers, including our existing strategic partners Verizon Wireless, AT&T Wireless, Palm, GoAmerica, i3 Mobile, JP Systems, OmniSky and Symbol.

         o Develop compelling software applications for consumers and businesses. Our Synergy Solutions business currently offers a broad range of applications for use on Palm devices. We are expanding their development activities to include applications for a range of handheld devices and operating systems as well as custom applications of the BarPoint technology for our retail and manufacturing partners.

         o Establish a Brand Identity. We will seek to build our brand identity through on-line traditional advertising and promotional vehicles as well as cross-promotion and marketing opportunities with our distribution partners in order to generate high traffic levels to the BarPoint website and build consumer awareness of the BarPoint name.

         o Capitalize on Multiple Avenues of Generating Revenues. While many Internet sites hope to generate revenues solely from advertising and e-commerce commissions, we intend to generate revenues from these sources as well as product promotions, manufacturer listings, category and product sponsorship and data-mining. We also expect sales of our software to continue to generate revenues. As with other heavily trafficked websites, www.barpoint.com sells banner advertisements and sponsorship buttons throughout its pages. Manufacturers and retailers have the opportunity, for a fee, to add supplemental product specific information to the BarPoint search results and to ensure that their products appear in the comparative and related products sections when searches are conducted for similar and/or competitive products. In return for monthly and/or annual fees, retailers and e-commerce sites will have the opportunity to "sponsor" product categories resulting in their link being given premium placement when a user views a product information page in the sponsored product category. In addition, we plan to offer data mining opportunities, subject to compliance with our own privacy policy and the strictest interpretation of existing regulations relating to the privacy of confidential consumer information.

     Database and Products

         The BarPoint technology can be accessed via the Internet at www.barpoint.com from desktops or mobile wireless devices. It is presently available on a variety of hand-held and wireless devices including the Palm VII from Palm Computing, interactive pagers such as those from Research In Motion and Motorola, Internet capable mobile phones, and the SPT 1500, a Palm powered handheld organizer with integrated laser scanner, manufactured by Symbol Technologies. Our website currently allows UPC searches in the following categories:

         o        books;

         o        music;

         o        movies; and

         o        computers.

         We expect to add additional categories of products, including office products, pet supplies, toys, consumer electronics and more on an ongoing basis.

         We have recently introduced the My BarPoint service which allows members to track their search history and store products in personalized "want" and "have" lists. In addition, at the user's option, they will be able to receive free e-mail messages about the stored products, such as coupon information, warranty registration, new product releases, rebates, special offers, recalls etc.

     Strategic Relationships

         We have established a number of strategic relationships with retailers, technology providers and mobile device manufacturers and service providers.

         Retailers

         In November 2000, BarPoint announced that Office Depot agreed to become a BarPoint Premium Category Sponsor for the office products category of our service. Businesses and consumers will have the ability to search BarPoint's database of office products on a desktop or through a mobile device and place orders directly with Office Depot.

         In addition, we have arrangements with Gateway, Inc., Office Depot, CompUSA and MicroCenter to sell our Synergy Solutions software applications. Gateway is offering the SimpleSketch application in its Mobile Pro Package in Handspring Visors sold by Gateway.

         Mobile Device Manufacturers and Service Providers

         One main focus of our strategy involves making our service available through a wide array of mobile devices. To achieve this goal, we have established relationships with a number of manufacturers and service providers, including:

         o relationships with Verizon Wireless, AT&T Wireless Services, OmniSky and GoAmerica, Inc. to integrate our BarPoint Shopper technology into their wireless internet service offerings;

         o a strategic relationship with Palm, Inc. for Palm to distribute our BarPoint Shopper application with future handheld devices;

         o an agreement with Motorola to make our service available through their Internet-capable phones; and

         o agreements with JP Systems, Inc. and i3 Mobile, Inc. to integrate BarPoint Shopper technology into their content packages for wireless devices.

     Technology

         We utilize patent pending "reverse search" technology that enables consumers to access our Internet database and search for product-specific information using a unique product identifier such as UPC barcode numbers. When a UPC barcode number is entered, our technology and database is used to first identify the item, as well as its manufacturer and product category. Then, using that information, our search technology collects a wide range of product details, links and related information. All of this information is returned to the consumer on our search results page on any device.

         Currently, our website is hosted on Unix based equipment from Sun Microsystems and our primary database is stored using Oracle 8i software. The server equipment is located in California at Global Center, Inc., a subsidiary of Global Crossing, Ltd. We are in negotiations with a vendor that will provide a complete infrastructure solution for the new website. This includes hardware, software, network hosting, bandwidth and managed services.

         Our service is available by accessing www.barpoint.com from any device that can access the internet. UPC barcode number searches can be executed by simply typing or scanning in a UPC barcode number. If a visitor to our site does not have the UPC barcode number handy for the product they are interested in, they can also conduct a search by entering a text description of the desired item. We have also introduced the BarPoint Shopper(TM) web clipping application for the Palm VII wireless organizer from Palm Computing, and will be releasing versions of the BarPoint Shopper(TM) and other applications for many wireless mobile devices including other Palm OS and Microsoft Pocket PC handheld computers. Users of web-enabled interactive pagers and cellular phones can access our service by simply pointing their mobile browser to our website. When consumers or businesses see an item they wish to purchase or want to know more about, they can enter the item's barcode into a handheld device and obtain detailed product information, including comparative prices from a variety of vendors.

     Sales and Marketing

         Currently our revenues are derived mainly from the sale of software applications. However, with the rollout of the new website in October 2000, we expect to begin to generate additional revenues in the following ways:

         o entering into sponsorship agreements and providing promotional opportunities for product lines and product categories with retailers and manufacturers, both on our website and on mobile devices;

         o        selling advertising;

         o offering manufacturers and retailers the opportunity to list supplemental product information with our search results for their products;

         o offering manufacturers and retailers the opportunity to list their product in our comparative and related product sections when searches are done for similar or competitive products;

         o entering into revenue sharing arrangements with retail partner's sites for any transactions initiated from BarPoint customers;

         o        exploiting data mining opportunities; and

         o continued sales of Synergy Solutions software as well as expansion into custom applications for our retail and manufacturing partners.

         With our launch of the My BarPoint service in November 2000, we are able to provide manufacturers, retailers and others the ability to send e-mail or other notifications to persons who store a particular UPC barcode number on the service and desire this information. My BarPoint users indicate when they register if they would like to receive such messages.

     Research and Development

         We believe that strong product development capabilities are essential to our strategy of continuing to enhance and improve our product offerings both on our website and on mobile devices. This process involves continued investment in equipment, services and qualified personnel to optimize our ability to adapt to rapidly changing technologies and evolving customer expectations. Our patent-pending "reverse search" technology has been developed to provide access to our database of UPC linked product information from a variety of Internet capable devices, using industry standard software platforms. Our in-house web development team includes programmers, engineers, graphic designers, and database administrators.

         Research and development expenses were approximately $78,000 for fiscal year 1999 and approximately $1.2 million for fiscal year 2000. Research and development expenses were primarily due to development of our product database, content and technology infrastructure.

     Intellectual Property

         Our future success and ability to compete depend significantly on our proprietary technology. We have applied for six patents related to our technology. We cannot assure our stockholders that any of these patents will be issued, or if issued that any of them will be upheld against challenges. In addition, we rely on copyright, trademark and trade secret laws and confidentiality agreements with our employees and third parties to protect our intellectual property. We have applied for registration of several trademarks, including the BarPoint name and our logo in the United States and will seek to register additional service marks and trademarks as appropriate.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information or technology. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States and we currently do not have any patents in any foreign country. In addition, others could possibly independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

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

     Competition

         The electronic and mobile commerce markets are relatively new and are growing rapidly. We face competition from a number of established competitors who offer consumer goods and product information on the Internet including Yahoo!, Lycos, Excite, mysimon.com, e-compare, dealtime.com, Qode, Infospace.com, iChoose.com and upcsmart.com. Many of our competitors have greater financial, technical, marketing and other resources than us. Because barriers to entry are low, new competitors will continue to emerge.

         Our ability to compete successfully depends in part upon our ability to attract and retain personnel with a wide range of technical capabilities. Competition for experienced and technically capable personnel is intense, and is expected to increase in the future. We cannot assure our stockholders that we will be able to attract and retain the necessary personnel to develop and expand our business.

         We believe that we are the first system utilizing reverse search technology on the Internet to provide detailed product specific information using UPC barcode numbers as the primary search parameter. If another company develops similar or superior capabilities or if our concept and technology do not achieve market acceptance, our business, financial condition and results of operations will be materially adversely affected.

         Employees

         As of September 30, 2000, we had 62 full-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.


ITEM 2. Properties

         Our corporate headquarters are currently located in Fort Lauderdale, Florida. We lease approximately 13,742 square feet of space in Fort Lauderdale, Florida under leases that expire in 2004. In November 2000, BarPoint entered into a ten year lease for an approximately 50,000 square foot headquarters building in Deerfield Beach, Florida. Initial annual payments for this new lease will be approximately $650,000. We expect to exercise certain early termination rights under the Fort Lauderdale leases and relocate our headquarters to Deerfield Beach during the first quarter 2001.

         In addition, we lease approximately 5,400 square feet in New York City primarily to house the sales and development operations of our wholly-owned subsidiary, Synergy Solutions, Inc. We hold this property under a lease that expires in 2005. Annual payments for this lease will range from approximately $189,000 to $211,000.

         We also lease approximately 1,274 square feet in Plano, Texas, which serves primarily as a field sales office. This lease expires in 2005 and has an annual rent payment of approximately $24,000.

ITEM 3. Legal Proceedings

         On April 4, 2000, PriceBee.com, LLC submitted a claim for arbitration to the American Arbitration Association with respect to our termination of an agreement and plan of merger, whereby we had agreed to acquire PriceBee. PriceBee alleged that our termination of the agreement and plan of merger were wrongful and sought specific performance and/or $5.0 million in damages. We submitted a counterclaim against PriceBee alleging breach of the agreement and plan of merger on the part of PriceBee and seeking $7.0 million in damages. Subsequent to year end, the parties agreed to settle the dispute for an amount that had no material impact on our financial statements.

         We are not a party to or aware of any legal proceedings or claims that we believe, individually or in the aggregate, will have a material adverse effect on our business, prospects, financial condition or operating results.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market Price

         Our common stock is traded on the Nasdaq SmallCap Market under the symbol "BPNT." Before June 27, 2000, our common stock was traded on the OTC Bulletin Board under the symbol BPNT.OB. Before we changed our name to BarPoint, our common stock traded on the OTC Bulletin Board under the symbol HMAT. Our common stock began public trading on September 9, 1996. The following table sets forth the high and low bid quotations for our common stock:

                           Fiscal Year                             High                  Low
        ----------------------------------------------         -------------          ----------
        2001
        First Quarter (through December 27)...........          $   3   7/32          $   1

        2000
        First Quarter.................................          $  14   1/8           $   4   3/4
        Second Quarter................................          $  28                 $   8   1/2
        Third Quarter.................................          $  17   3/4           $   4  11/16
        Fourth Quarter................................          $   6                 $   3

        1999
        First Quarter.................................          $       5/8           $       1/4
        Second Quarter................................          $   3   1/2           $       9/16
        Third Quarter.................................          $   6   3/16          $   3   1/8
        Fourth Quarter................................          $   5  19/32          $   4   1/16

         The above quotations prior to June 27, 2000, reflect inter-dealer prices, without retail mark-up, mark-down or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stocks, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         As of December 22, 2000, there were 146 holders of record of the Common Stock.

Dividend Policy

         Generally we do not pay dividends and we have no present intention of paying cash dividends in the foreseeable future. However, prior to the reverse acqusition with BarPoint.com, we declared a stock dividend to stockholders of record of the Harmat Organization on June 2, 1999 payable pro rata to stockholders on October 19, 1999, of an aggregate of 878,770 shares of our common stock.

Sale of Securities

         In April 2000, we issued five-year warrants to purchase 18,000 shares at an exercise price of $14.00 to Palm, Inc., in connection with an agreement to distribute our BarPoint Shopper application with their devices. BarPoint believes this issuance is exempt from registration under 4(2) of the Securities Act of 1933.

         In June 2000, we issued three-year warrants to purchase 60,000 shares at an exercise price of $6.13 to Wunderman Cato Johnson, our advertising and direct marketing provider, and three-year warrants to purchase 75,000 shares at an exercise price of $6.00 to GE Information Services, Inc., a data provider, in connection with our agreements with each of them. BarPoint believes these issuances are exempt from registration under 4(2) of the Securities Act of 1933.

         In July 2000, we issued three-year warrants to purchase 250,000 shares at an exercise price $8.38 to AT&T Wireless Services, Inc. in connection with an agreement to become a content provider on their wireless subscription data service. BarPoint believes this issuance is exempt from registration under 4(2) of the Securities Act of 1933.

         Effective September 30, 2000, we granted Matthew Schilowitz options to purchase 125,000 shares of common stock at an exercise price of $2.00 per share as part of an agreement relating to his resignation as a consultant. See Note 7 to the notes to the consolidated financial statements. BarPoint believes this issuance is exempt from registration under 4(2) of the Securities Act of 1933.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         BarPoint.com is an online and wireless product information and shopping service. As a content provider, retail sales facilitator, and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint's service uses unique product identifiers, such as the UPC barcode number, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. The Company is uniquely positioned to benefit from the growth in mobile commerce as wireless communications, mobile computing and scanning technologies converge. BarPoint has previously announced strategic alliances with companies such as AT&T Wireless (NYSE:AWE), Motorola (NYSE:MOT), Verizon Wireless, Go America (Nasdaq:GOAM), i3 Mobile, Inc. (Nasdaq: IIIM), JP Systems, and Symbol Technologies (NYSE:SBL) and last year acquired Synergy Solutions, which is now a wholly owned BarPoint.com subsidiary. Whether using a handheld device to scan or manually enter the product's UPC or accessing BarPoint's website from a desktop computer, BarPoint provides a direct route to product information.

         BarPoint is in the development stage as of September 30, 2000. Although revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary, BarPoint has not yet begun to generate significant revenues from its principal operations. We expect revenues from the BarPoint online and wireless product information and shopping services to develop and grow during the first half of calendar 2001. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

         BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ-SmallCap market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000, with ongoing enhancements to be rolled out over the next few years.

         Between June 1999 and April 2000, BarPoint was able to generate approximately $50 million in cash to support development, infrastructure investment and rollout of the BarPoint service. From June through August 1999, we issued 4,499,868 shares of BarPoint common stock in private placements to accredited investors for gross proceeds of approximately $6.2 million. In March 2000, we sold marketable securities obtained in the reverse acquisition of Harmat for approximately $24.7 million. In April 2000, we issued 1,477,500 shares of BarPoint common stock in private placements for gross proceeds of approximately $17.7 million.

         The 1999 private placements included a strategic investment by Symbol Technologies, Inc. giving them an approximately 7.7% interest in BarPoint. As a result of this relationship, BarPoint will promote the use of Symbol scanning devices, develop applications that improve the functionality of scanning devices, and will arrange for the sale of such devices to BarPoint partners through Symbol, for which BarPoint will receive commissions on sales of Symbol hardware and royalties on bundled BarPoint software.

         At September 30, 2000 we had $34.3 million in cash and $4.3 million in marketable securities. We estimate that these resources are adequate to cover operating expenses and capital expenditures for approximately one year. We also expect to begin generating increasing revenues from the BarPoint service during the first six months of calendar 2001, as well as continued growth in Synergy Solutions software sales. However, there is no assurance that sales will materialize as expected and that we will not require additional capital prior to the end of such period.

Background

         On June 3, 1999, The Harmat Organization, Inc. acquired all issued and outstanding shares of BarPoint.com, Inc., a Florida Corporation known as BarPoint-Florida in exchange for 6,634,042 shares of its common stock. The transaction was accounted for in a manner similar to a reverse acquisition, as if BarPoint-Florida acquired Harmat, because the former shareholders of BarPoint-Florida owned a majority of Harmat common stock after the transaction. Management has determined that the transaction is equivalent to common stock issued by a private company for the net monetary assets of a publicly traded shell corporation accompanied by a recapitalization, rather than a business combination. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. Following the acquisition, we changed the name The Harmat Organization, Inc. to BarPoint.com, Inc. As a result of a post-closing adjustment provision we issued a stock dividend to owners of shares of Harmat common stock as of June 2, 1999 of a total of 878,770 shares of our common stock. The consolidated financial statements for the periods prior to the effective date of the acquisition only include the accounts of BarPoint-Florida, because of the reverse acquisition accounting. The consolidated statement of shareholders' equity has been converted from BarPoint-Florida's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the stock purchase agreement.

         As part of the Harmat acquisition, we received marketable securities representing investments in Socket Communications, Inc. and FinancialWeb.com, Inc.

         On November 4, 1999, we converted 750,000 shares of our Socket Communications, Inc. Preferred Series D holdings into 1,307,190 of Socket Communications common shares that are registered by a prospectus filed August 3, 1999 and amended November 8, 1999. On February 7, 2000 we exercised warrants to purchase 578,836 Socket Communications common shares for a total exercise price of $671,703. In March 2000 we sold 1,675,254 Socket Communications common shares for proceeds totaling approximately $24.7 million in cash.

         On November 5, 1999, BarPoint acquired Synergy Solutions, Inc. for $100,000 cash and 150,000 shares of BarPoint common stock. Of the 150,000 shares, 75,000 shares were held in escrow subject to earn-out provisions. In October 2000, an agreement was reached with the Synergy shareholders to waive the earn-out provisions in exchange for release of the 75,000 shares. Synergy Solutions produces software applications that are currently sold at major on-line, retail, and catalog software vendors.

         On December 16, 1999, pursuant to a stock exchange agreement, all Class A Warrants and Class B Warrants were cancelled in exchange for 325,000 shares of common stock and $50,000 in cash. As part of that transaction voting rights were allocated to the Series A Class I, II and III preferred shares due to the cancellation of the Class A and B warrants. The preferred shares were issued to Leigh Rothschild, our Chairman, on June 3, 1999, one Class I share, one Class II share and one Class III share. The Class I share votes with the common stock and has 216,667 votes, the Class II share votes with the common stock and has 108,333 votes, and the Class III share votes with the common stock and has 346,766 votes. None of these shares of preferred stock are entitled to dividends. All voting rights for these preferred shares end on June 7, 2004.

         On December 18, 1999 we closed on the sale of land held for sale for $174,000. We recognized income of approximately $24,000, before commissions and other selling expenses.

         In February 2000, BarPoint entered into an agreement to acquire PriceBee.com, a price comparison "shopbot." On March 31, 2000, BarPoint gave notice of termination of the agreement with PriceBee.com. PriceBee.com disputed BarPoint's termination of the agreement. The dispute was settled subsequent to year end for an amount that had no material impact on our financial statements.

         In March 2000, Matthew Schilowitz, then a director and consultant of BarPoint, entered into an agreement with the Company whereby Mr. Schilowitz: (i) resigned from his position as a director upon the appointment of a new Chief Executive Officer, (ii) sold 100,000 shares of common stock in the private placement completed by the Company in April 2000, (iii) agreed to lock-up the shares he owns and the shares underlying his options until October 2, 2000 and
(iv) entered into an agreement with the placement agent for the private placement, which provides that Mr. Schilowitz's lock-up shall expire with regard to 100,000 of his shares upon his resignation as a director of BarPoint. The 87,600 shares held by the ARS Revocable Family Trust, a family trust established by Mr. Schilowitz's wife and of which Mr. Schilowitz disclaims beneficial ownership, were not subject to lock-up restrictions. The remainder of his shares and options were locked up until October 2, 2000. Mr. Schilowitz's consulting agreement with BarPoint remained in effect until September 30, 2000, when he resigned from his position as a consultant to pursue other interests. In connection with his resignation, Schilowitz and BarPoint agreed that BarPoint would continue payment of Schilowitz's base fee through June 3, 2002, as required by the consulting agreement. In addition, in exchange for the receipt of certain releases, non-competition and confidentiality obligations, and the performance of other specified obligations, we agreed to make a cash payment to Schilowitz of

$150,000 on January 2, 2001, and grant him 125,000 options at an exercise price of $2.00 per share. The parties also agreed that the resignation would not trigger any clause that would otherwise accelerate an option expiration date in other options previously granted to Mr. Schilowitz.

         On March 30, 2000, BarPoint announced the appointment of John C. Macatee, former President and Chief Operating Officer of Office Depot, as President and Chief Executive Officer of BarPoint. Mr. Macatee brings with him proven capabilities in leading and growing multibillion-dollar retail, consumer and business-to-business operations. Then current CEO, Leigh M. Rothschild, continues as Chairman of the Board, working closely with Mr. Macatee.

         On April 5, 2000, BarPoint completed a private offering of common stock at a price of $12 per share by the Company and selling stockholders. BarPoint received gross proceeds of approximately $17.7 million for the sale of 1,477,500 shares of BarPoint Common Stock.

         In June 2000, BarPoint was approved for trading on the Nasdaq small cap market (BPNT).

Results of Operations

         Revenues for the year ended September 30, 2000 were $522,809. BarPoint's revenues for the year were from software sales by Synergy Solutions, a wholly owned subsidiary offering applications for mobile devices. There were no revenues in the comparable 1999 period, as the Company essentially began its operations in June 1999 and did not acquire Synergy until November 1999. Revenues during the fourth quarter were less than the prior quarter primarily due to the timing of new product launches which caused Synergy to reduce the flow of PDActivate(TM) into the distribution pipeline because it was about to introduce PDActivate 2.0.

         For the year ended September 30, 2000, BarPoint reported net income of $4,067,511, or $0.25 per share basic and $0.23 per share diluted, compared to a net loss of $438,595, or $0.05 per share basic and diluted, in the comparable 1999 period. Net income for the year resulted primarily from gains on the sale of marketable securities of approximately $23.5 million, partially offset by losses of approximately $4.1 million during the fourth quarter due to the write-off of BarPoint's investment in FinancialWeb.com, Inc.

         For the year ended September 30, 2000, losses from operations were $13,817,891, compared to losses of $910,202 in the comparable 1999 period. The increase in operating losses from the comparable 1999 period is primarily due to the fact that BarPoint did not begin significant operations until after the June 3, 1999 Harmat/BarPoint.com reverse acquisition and related private placement financing. Losses from operations for the quarter ended September 30, 2000 were $5,463,108, compared to $2,643,375 in the prior quarter. The quarter to quarter increase in losses from operations results primarily from an $682,000 write-off of the unamortized balance of the Symbol Technologies product supply and license agreement, the amortization of warrants granted to strategic partners and vendors amounting to $843,000, and $689,000 for contractual obligations and other expenses related to the dissolution of an agreement with a shareholder and former director of BarPoint. The remaining $400,000 increase results primarily from additions to staff and other development expenses. The write-offs related to Symbol Technologies and the dissolution of the agreement with a former director are one-time events, and the majority of the amortization of warrants will be completed during the first nine months of the fiscal year beginning October 1, 2000. In addition, the majority of our technology infrastructure development and implementation efforts should be complete by the end of March 2001.

         Selling, general and administrative expenses were $13,118,424 for the year ended September 30, 2000, compared to $832,290 the year ended September 30, 1999. The primary reason for the increases in selling, general and administrative expenses is growth of headcount from 10 at September 30, 1999 to 62 at September 30, 2000, and the corresponding increases in salaries and benefits, facilities and administration.

         Advertising expenses, which are included in selling, general and administrative expenses, were $1,290,222 and $90,800 for the years ended September 30, 2000 and 1999 respectively. The increase in advertising is due to the fact that BarPoint did not begin significant operations until after the June 3, 1999 Harmat/BarPoint.com reverse acquisition. Advertising expenses were primarily related to developing brand recognition and the launch of our preview website. We expect to increase the level of marketing and advertising expense as we develop our partnerships with manufactures and retailers and build traffic on the site.

         Research and development expenses were $1,169,563 and $77,912 for the years ended September 30, 2000 and 1999, respectively. Research and development spending was primarily due to the development of our product database, content and technology infrastructure. The increase in research and development expense from the comparable 1999 period is primarily due to the fact that BarPoint did not begin significant operations until after the June 3, 1999 Harmat/BarPoint.com reverse acquisition. While the majority of the development and implementation of our technology infrastructure is expected to be completed by the end of March 2001, there will be ongoing development of website functionality and software applications.

         Interest income was $1,536,033 and $63,607 for the years ended September 30, 2000 and 1999 respectively. The increase in interest income was due to an increase in cash balances generated from proceeds from private placements and sales of marketable securities. The interest was earned from the investment of these balances in money market funds, AAA rated government securities and A1/P1 rated commercial paper.

         Other income consisted of gains on the sale of 1,675,254 common shares of Socket Communications of $23.5 million during the year ended September 30, 2000. Those gains were offset by impairment charges of $4.1 million recognized on an investment in FinancialWeb.com, Inc. There was no such other income in the year ended September 30, 1999.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had approximately $34.3 million in cash and cash equivalents and $4.3 million in marketable securities. These marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc.

         For the years ended September 30, 2000 and 1999, the Company had cash used in operations of $10,071,306 and $679,293 respectively. The increase in net cash used in operations is primarily due to the fact that BarPoint did not begin significant operations until after the June 3, 1999 Harmat/BarPoint.com reverse acquisition. The increases are driven by increased headcount related to the development of the company's infrastructure and sales staff, as well as the acquisition of Symbol Technologies SPT1500 scanning PDA devices included in inventories.

         For the year ended September 30, 2000, net cash provided from investing activities was $20.3 million and was derived primarily from the sales of approximately 1.7 million shares of Socket Communications which yielded proceeds of approximately $24.7 million. The proceeds from the sale of marketable securities were offset by purchases of property and equipment of $2.7 million and software development costs of $1.1 million. For the year ended September 30, 1999, cash provided from investing activities consisted of the net cash received from the reverse acquisition.

         For the years ended September 30, 2000 and 1999, net cash provided by financing activities of $18.1 and $6.3 million respectively, resulted primarily from the proceeds from the private placement of common stock. During the year ended September 30, 2000 we issued a total of 1,477,500 shares of our common stock in private placements to accredited investors for net proceeds of approximately $16,931,000. During the year ended September 30, 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for net proceeds of approximately $6,274,000, which included a subscription note receivable of $750,000. The subscription note receivable was paid in full February 11, 2000.

         For the fiscal year ended September 30, 1999, the Company had federal net operating loss carryforwards (NOL) of approximately $1,680,000 and expects these NOL's to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change, the Company's ability to utilize the NOL's are restricted under Section 382 of the Internal Revenue Code (IRC) to $286,000 each year.

         We believe that cash and cash equivalents and marketable securities at September 30, 2000 will be adequate to cover operating expenses for the next year. In addition, we believe that revenues from the BarPoint services, expected to begin during the first half of calendar 2001, and continued growth in software sales will fund ongoing operations. However, no assurance exists that we will not require additional capital prior to the end of such period.

           CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         This Form 10-KSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed below under "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock."


                    FACTORS AFFECTING OUR OPERATING RESULTS,
                  BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

Our operating history is limited.

         While The Harmat Organization, Inc. was founded in 1995, we only began our current operations under the new name BarPoint.com, Inc. with the completion of the reverse acquisition of BarPoint-Florida in June 1999. When the reverse acquisition was completed, BarPoint-Florida had only been in existence since October 1998. Therefore our results of operations from prior periods are not indicative of our future results. We face substantial difficulties as a development stage company in a new and rapidly evolving industry, and do not have historical financial results that are relevant to evaluate our business and our prospects.

We have a history of operating losses and expect to continue to post losses.

         We have incurred net losses from operations of approximately $14.7 million from our inception through September 30, 2000. Prior to our acquisition of Synergy Solutions in November 1999, we had no revenues. We expect to continue to incur operating losses in the foreseeable future due to the costs associated with advertising, research and development, selling, general and administrative expenses involved in launching and marketing our service. We are just beginning to generate operating revenues and we are unable to assure our stockholders that we will achieve operating profitability, or sustain it if attained in the future. Substantially all of our revenues were derived from the sale of software applications.

Rapid technological changes in electronic commerce and internet access devices may increase our costs and competition and may adversely affect our business.

         The electronic and mobile commerce markets are relatively new. These markets have undergone and are expected to continue to undergo significant and rapid technological changes. Market penetration and customer acceptance of our shopping service will depend upon our ability to develop successful marketing strategies as well as our ability to adapt to rapid technological changes in the industry and integrate our technology into emerging wireless access devices and other Internet appliances. If our technology is not accessible from widely-used wireless access devices and other Internet appliances, our business and prospects will be adversely affected. We also expect that new competitors may introduce systems or services that are directly or indirectly competitive with ours. These competitors may succeed in developing systems and services that have greater functionality or are less costly than our systems and services, and may be more successful in marketing such systems and services.

         Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of providing services but also facilitate increased competition by reducing competitors' costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

We recently launched our website and may not achieve market acceptance.

         We launched version 2.0 of our website in October 2000 to replace our preview website that was launched in December 1999. Our success depends on a sufficient number of end users and business affiliates utilizing our specific technology to enable us to achieve profitable operations. We cannot predict whether the technology, licenses and business plan we have developed will appeal as a package to Internet users. We also cannot predict whether the software applications we develop will be accepted by the market. Wide market acceptance will be necessary to generate profits and enable us to continue in the marketplace.

We are dependent on the Internet and our host provider to conduct business.

         We are dependent on the Internet and third party Internet providers to conduct our business. If the Internet were to experience technical difficulties that limit our ability to provide information through our website, limit our customers' access to our website or impair our ability to effectively process information through the Internet, our business would be adversely affected. We have an agreement with a third party to host our website from their facility in California. We do not have a redundant host center. If our host center in California experiences technical difficulties, our website may be unavailable and our business, reputation, financial condition and results of operations may suffer. We will experience similar risks if we migrate our service to a new provider, as anticipated.

Our current officers and directors can act together to significantly influence the actions of our company.

         As of September 30, 2000, our executive officers and directors own a total of 2,397,297 shares, representing approximately 7.1% of our outstanding common stock. In addition, Leigh Rothschild, our Chairman of the Board, holds three shares of Series A Preferred Stock that vote with the common stock and have a total of 671,766 votes. Jay Howard Linn, one of our directors, is the trustee of Irrevocable Trust No. III, the beneficiaries of which are Mr. Rothschild and his family members and which owns 4,593,239 shares of our common stock. Mr. Linn is also the trustee of the Rothschild Children Present Interest Trust, the beneficiaries of which are members of Mr. Rothschild's family, which owns 156,736 shares of our common stock. Mr. Linn disclaims all beneficial ownership of these shares. Including the shares held by the trusts, our executive officers and directors control approximately 46.2% of the vote. As a result, our officers and directors are able to significantly influence the election of directors and the outcome of other matters that come before the stockholders. They may defeat a proposed merger or acquisition which some of our stockholders may consider to be in their best interest. Management's stock ownership and voting control may also discourage potential acquirers from making a tender offer or other proposal to obtain control of our company, even at a premium to the then prevailing stock price.

We are uncertain as to the issuance of patents for our technology.

         We have filed six patent applications and may file additional applications. Because of the growth of the Internet and Internet related businesses, a significant number of patent applications are being filed in our areas of interest. We cannot assure you that a patent will be issued protecting the BarPoint technology. If we do not receive patent protection for our technology, other companies may be able to use our technology to compete with us. Even if a patent is issued, it may not be upheld against challenges and other patents may exist upon which our product infringes. Any challenges to the validity of our current and future patents and patent applications may result in requests or mandates to modify our systems accordingly or even discontinue our operations. In addition, we are aware of third parties who hold patents relating to the use of barcodes and/or scanning equipment. While we do not believe our intellectual property infringes on the intellectual property of these third parties, we cannot assure you that they will not assert claims of infringement against us. Any claims asserted against us may potentially lead to costly and time-consuming litigation.

We may need to incur litigation expenses in order to defend our intellectual property rights and might nevertheless be unable to adequately protect these rights.

         We believe that our future success will depend on our ability to protect our trademarks and internally developed technologies, including our Internet systems, which we seek to protect through a combination of patent, trademark, copyright and trade secret laws. Protection of our trademarks is crucial as we attempt to build our brand name and reputation. Despite actions we take to protect our intellectual property rights, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without authorization or to develop similar technology independently. We may need to engage in costly litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the intellectual property rights of others. We cannot assure you that our efforts to prevent misappropriation or infringement of our intellectual property will be successful. An adverse determination in any litigation of this type could require us to make significant changes to the structure and operation of our online services and features or to license alternative technology from another party. Implementation of any of these alternatives could be costly and time-consuming and may not be successful. Any intellectual property litigation would be likely to result in substantial costs and diversion of resources and management attention. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.

We may be unable to compete successfully in the highly competitive Internet consumer business.

         The Internet consumer market is a new and rapidly emerging area. We face competition from a number of established competitors who offer consumer goods and items on the Internet, including Yahoo, Lycos and Excite, which provide search engines to potential consumers. In addition to these search engines comparative price shopping websites also compete with us, including mysimon.com, e-compare, dealtime.com, Qode, Infospace.com, iChoose.com and upcsmart.com. These websites offer comparative price shopping services similar to ours and are expected to be among our main competitors. Many of our competitors have greater financial, technical, marketing and other resources. We expect competition to intensify in the future. As the Internet continues to supplement traditional ways of shopping and consumer spending, we believe that the companies involved in providing online consumer information and comparative price shopping, will increase their efforts to develop services and marketing programs that compete with our approach. We are unable to anticipate which other companies are likely to offer competitive services and marketing approaches in the future.

We are dependent on the proliferation of Internet access products manufactured and marketed by third parties.

         One aspect of our strategy depends on integrating our technology and software into mobile Internet access devices such as PDAs, interactive pagers and cellular phones including the Palm VII and Internet capable phones. If the devices that contain our software or for which our software is available, do not achieve market acceptance, we may not generate sufficient traffic and revenues to offset the costs associated with this strategy. Even if these devices achieve market acceptance, if technical difficulties limit access to our database, our business could be adversely affected. Failure of consumers to be able to attain easy access to our technology through the widespread distribution of these products would have a negative impact on our business and our ability to grow.

         In addition, our success is somewhat dependent upon our ability to enter into additional agreements with third parties to make our technology available through new handheld devices and renew our current and future agreements on favorable terms after their expiration. If these agreements terminate, or if our third party partners experience technical difficulties causing us to lose access to these devices, our business would be materially and adversely affected.

We have a need for highly qualified personnel.

         The success of our business will depend upon our ability to attract and retain personnel with a wide range of technical capabilities, including programming and integrating our database with new and emerging technologies. Competition for such personnel is intense, and is expected to increase in the future. If we are unable to attract and retain qualified personnel, our business and results of operations will be adversely affected.

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

An economic downturn may materially adversely affect our ability to generate revenues.

         Our system is dependent upon our customers' shopping habits, consumer spending capability and their ability to access the Internet. In the event of an economic downturn or change in consumer patterns, our business could be adversely affected. For example, if the economy declines, the public's ability and desire to shop or spend money may significantly decrease. A shift in the economic environment may cause the public to limit their consumer spending. In addition, a customer's ability to purchase a computer or mobile access device and access the Internet and our service may equally be affected in an economic downturn.

Our stock price has and may continue to be volatile.

         The trading price of our common stock has been and is likely to continue to be volatile. Since January 1, 2000, our stock price has ranged from $1.00 to $28.00. The market price for our common stock may be significantly affected by such factors as our financial results, changes in technology, changes in the Internet, new competition, consumer demands, a shift in products that carry our technology or any change in consumer spending habits.

         Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies as well as Internet/high tech companies, the stocks of which trade on the Nasdaq SmallCap Market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price for our common stock may be affected by general stock market volatility.

We may be subject to increased government regulations in the future.

         We are subject to the risks associated with changes in United States regulatory requirements. If more stringent regulatory requirements and/or safety and quality standards are issued in the future, they may have an adverse effect on our business. In addition, use of our website could be adversely affected if our Internet system provider or the Internet system providers of our customers, adopts stricter safety standards or becomes more heavily regulated by the Federal Communications Commission.

Our success depends on the success of third party retailers, suppliers and distributors.

         We expect to derive a significant portion of our future revenues from commissions on sales by other companies. While the customer accesses information regarding the product from our website, the products are sold by third party retailers and suppliers and distributed by third party distributors. Our success depends on the success of these third parties. The retailers, suppliers and distributors we rely on are subject to a number of risks, including credit, inventory and business concentration risks. Failure of these distributors, retailers and suppliers to satisfy our customers' needs could harm our reputation, decrease traffic to our site and adversely affect our results of operations.

The sale of our investment securities may affect our liquidity and capital resources.

         As of September 30, 2000, we had $4.3 million in marketable securities. These securities consist of 278,836 common shares of Socket Communications, Inc. and may be traded at any time. In the event these marketable securities substantially decline in value, our liquidity and capital resources could be materially and adversely affected.

         The fair value of the Company's marketable securities declined from approximately $4.3 million at September 30, 2000 to approximately $1.8 million at November 22, 2000. Management does not believe that this represents an other than temporary decline.

Our authorized and unissued preferred stock may have anti-takeover effects.

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

Sales of substantial amounts of shares eligible for future sale may adversely affect our stock price.

         As of September 30, 2000, we had issued and outstanding 16,934,237 shares of our common stock and approximately 5,526,345 shares of common stock are issuable upon exercise of outstanding options and warrants. In addition we have registered the resale of 5,288,094 shares of stock on a registration statement. The possibility that substantial amounts of our common stock may be issued and/or freely resold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities. We believe approximately 8,171,373 shares of our common stock, excluding the shares covered by the registration statement prior to the sale of those shares under the registration statement, are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, and may be resold in compliance with Rule 144.

         In general, under Rule 144, a person (or persons whose shares are aggregated) including an affiliate, who has beneficially owned such shares for one year, may sell in the open market within any three-month period a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock or (ii) the average weekly trading volume in our common stock on the Nasdaq SmallCap Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on the manner of sale, notice requirements and availability of current public information about us. A person (or persons whose shares are aggregated) who is deemed not to have been an "affiliate" of ours at any time during the 90 days preceding a sale by that person and who has beneficially owned his shares for at least two years, will be able to sell his shares in the public market under Rule 144(k) without regard to the volume limitations, manner of sale provisions, notice requirements or availability of current information referred to above. Restricted shares properly sold in reliance upon Rule 144 are thereafter freely tradable without restrictions or registration under the Securities Act, unless thereafter held by an "affiliate" of ours.

ITEM 7. Financial Statements

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with Regulation S-B.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On August 9, 2000, BarPoint notified its independent accountants, Marks Shron & Company LLP, that the auditing services of Marks Shron & Company LLP would no longer be required. Marks Shron & Company LLP's dismissal was approved by BarPoint's board of directors. Marks Shron & Company LLP originally was selected as the independent accountants for the Harmat Organization, BarPoint's predecessor on November 4, 1997 to audit its consolidated financial statements as of and for the year ended September 30, 1997.

         During Harmat's fiscal year ended September 30, 1998, during BarPoint's fiscal 1999, and during the interim period preceding their dismissal as BarPoint's independent accountants, there were no disagreements with Marks Shron & Company LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marks Shron & Company LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the events listed in paragraph (B) through (D) of Regulation S-B Item 304(a)(1)(iv) occurred. The report of Marks Shron & Company LLP, dated December 15, 1999, on BarPoint's consolidated financial statements as of and for the year ended September 30, 1999 included in BarPoint's 1999 Annual Report on Form 10-KSB, did not contain an adverse opinion and was not qualified or modified as to audit scope or accounting principles. The report of Marks Shron & Company LLP, dated January 11, 1999, on Harmat's consolidated financial statements as of and for the year ended September 30, 1998 included in Harmat's 1998 Annual Report on Form 10-KSB, did not contain an adverse opinion and was not qualified or modified as to audit scope or accounting principles.

         On August 10, 2000, BarPoint engaged the accounting firm of Deloitte & Touche LLP as independent accountants to audit BarPoint's consolidated financial statements for the fiscal year ending September 30, 2000. The engagement was authorized by BarPoint's board of directors. During the fiscal year ended September 30, 1999, and the subsequent period, neither BarPoint nor any person on BarPoint's behalf consulted Deloitte & Touche LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on BarPoint's consolidated financial statements.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. Executive Compensation

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. Certain Relationships And Related Transactions

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. Exhibits and Reports on Form 8-K

(a)(1)   Financial Statements

         Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-KSB.

(a)(2)   Financial Statement Schedules


         None

(a)(3+)                            Exhibits

3.1           Registrant's Articles of Incorporation as amended to date, incorporated herein by Reference to Exhibit 3.1 to Registrant's
              Registration Statement on Form SB-2, File No. 333-3501.
3.2           Registrant's Certificate of Amendment to the Certificate of
              Incorporation of the Registrant authorizing the Series A Preferred
              Stock, incorporated herein by Reference to Exhibit 6 to the
              Registrant's Report on Form 8-K on June 3, 1999.
3.3           Registrant's Certificate of Amendment to the Certificate of
              Incorporation of the Registrant changing the name of the
              corporation, incorporated herein by Reference to Exhibit 1 to the
              Registrant's Report on Form 8-K on June 15, 1999.
3.4           Registrant's Certificate of Amendment to the Certificate of
              Incorporation of the Registrant changing the number of authorized shares.
3.5           Registrant's Amended and Restated By-Laws.
4.1           Form of Common Stock Certificate, incorporated herein by Reference to Exhibit 4.1 to Registrant's Registration Statement on Form
              SB-2, File No. 333-3501.
4.3           Form of Representative's Purchase Option, incorporated herein by
              Reference to Exhibit 4.4 to Registrant's Registration Statement on
              Form SB-2, File No. 333-3501.
4.4           Registrant's 1996 Stock Option Plan incorporated herein by
              Reference and as amended June 19, 1997 (Exhibit 4.5 to
              Registrant's Registration Statement on Form SB-2, File No.
              333-3501).
10.1          Amended and Restated Employment Agreement, dated as of April 4,
              2000 between the Registrant and John C. Macatee incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form
              10-QSB for the quarter ended March 30, 2000
10.2          Employment Agreement between the Registrant and Leigh M.
              Rothschild, incorporated herein by Reference to Exhibit 10.2 to the Registrant's Report on Form 10-QSB for the quarter ended March
              30, 2000.
10.3          Employment Agreement between the Registrant and Jeffrey W. Sass, incorporated herein by Reference to Exhibit 10.3 to the
              Registrant's Report on Form 10-QSB for the quarter ended March 30,
              2000.
10.4          Commercial Lease, by and between the Registrant and FG 2200, LLC, dated as of November 30, 2000.
21            Subsidiaries of the Registrant
23.1          Consent of Deloitte & Touche LLP
23.2          Consent of Deloitte & Touche LLP
23.3          Consent of Marks Paneth & Shron LLP

(b)      Reports on Form 8-K

1. Form 8-K, dated as of November 20, 2000.

2. Form 8-K, dated as of August 9, 2000 (as amended).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BARPOINT.COM, INC.

                                        By: /s/ John C. Macatee
                                           -------------------------------------
                                           John C. Macatee
                                           President and Chief Executive Officer


Dated:   December 29, 2000

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                                Position                            Date
By:      /s/ Leigh M. Rothschild                  Chairman of the Board of Directors              December 28, 2000
         -----------------------------------
         Leigh M. Rothschild

By:      /s/ John C. Macatee                      President, Chief Executive Officer and          December 29, 2000
         -----------------------------------      Director (Principal Executive Officer)
         John C. Macatee

By:      /s/ Jeffrey W. Sass                      Chief Operating Officer, Executive Vice         December 28, 2000
         -----------------------------------      President and Secretary
         Jeffrey W. Sass

By:      /s/ Michael A. Karmelin                  Chief Financial Officer                         December 29, 2000
         -----------------------------------      (Principal Financial Officer)
         Michael A. Karmelin

By:      /s/ Seymour G. Siegel                    Director                                        December 27, 2000
         -----------------------------------
         Seymour G. Siegel

By:      /s/ David W. Sass                        Assistant Secretary and Director                December 29, 2000
         -----------------------------------
         David W. Sass

By:      /s/ Jay Howard Linn                      Director                                        December 26, 2000
         -----------------------------------
         Jay Howard Linn

By:      /s/ Kenneth Jaeggi                       Director                                        December 28, 2000
         -----------------------------------
         Kenneth Jaeggi

By:      /s/ David Wachter                        Director                                        December 29, 2000
         -----------------------------------
         David Wachter

By:      /s/ Gerald C. McDonough                  Director                                        December 28, 2000
         -----------------------------------
         Gerald C. McDonough

By:      /s/ Marguerite W. Sallee                 Director                                        December 28, 2000
         -----------------------------------
         Marguerite W. Sallee

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                                Page
                                                                                                                ----

REPORT OF DELOITTE & TOUCHE LLP......................................................................            F-1

REPORT OF MARKS SHRON & COMPANY LLP..................................................................            F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of September 30, 2000 and 1999...................................            F-3

     Consolidated Statements of Operations for the Years Ended September 30,
     2000 and 1999 and for the period from October 1, 1998 (date of inception)
     through September 30, 2000......................................................................            F-4

     Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 2000 and 1999.....................................................................            F-5

     Consolidated Statements of Cash Flows for the Years Ended September 30,
     2000 and 1999 and for the period from October 1, 1998 (date of inception)
     through September 30, 2000......................................................................            F-6

     Notes To Consolidated Financial Statements......................................................        F-8 - F-22

INDEPENDENT AUDITORS' REPORT


To the Stockholders of BarPoint.com, Inc.:

We have audited the accompanying consolidated balance sheet of BarPoint.com, Inc. and subsidiaries (a development stage company) (the "Company") as of September 30, 2000, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the related consolidated statements of operations and of cash flows for the period from October 1, 1998 (date of inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 (as restated) were audited by other auditors whose report, dated December 15, 1999, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 reflect no revenues and a net loss of $438,595 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and the results of its operations and its cash flows for the year then ended and for the period from October 1, 1998 (date of inception) to September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of September 30, 2000. As discussed in Note 1 to the consolidated financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company's cost structure.



Deloitte & Touche LLP

Miami, Florida
November 22, 2000

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



Marks Shron & Company LLP



Great Neck, New York
December 15, 1999

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                                September 30,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        ------------    -----------
                                  CURRENT ASSETS
Cash and cash equivalents..........................................................      $34,278,727     $5,973,956
Marketable securities, at market...................................................        4,321,958      3,223,123
Accounts receivable................................................................           85,245              -
Inventories........................................................................        2,400,881              -
Prepaid expenses...................................................................        1,542,311              -
Other current assets...............................................................          534,331        312,322
                                                                                         -----------    -----------
Total Current Assets...............................................................       43,163,453      9,509,401
                                                                                         -----------    -----------

Land...............................................................................                -        149,750
Property and equipment, net of accumulated depreciation of $462,978 in 2000 and
  $20,269 in 1999..................................................................        3,586,984        282,000
                                                                                         -----------    -----------
                                                                                           3,586,984        431,750
                                                                                         -----------    -----------
OTHER ASSETS

Goodwill, net of accumulated amortization of $65,828 in 2000.......................          652,299              -
Other, net.........................................................................           80,333      1,500,000
                                                                                         -----------    -----------
                                                                                             732,632      1,500,000
                                                                                         -----------    -----------
TOTAL ASSETS.......................................................................      $47,483,069    $11,441,151
                                                                                         ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses..............................................       $2,185,870       $337,637
Income taxes payable...............................................................        4,930,840              -
                                                                                         -----------    -----------
Total Current Liabilities..........................................................        7,116,710        337,637

OTHER LIABILITIES
Deferred income taxes payable......................................................          770,604        215,899
                                                                                         -----------    -----------

TOTAL LIABILITIES                                                                          7,887,314        553,536
                                                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000 shares; 3 issued and
  outstanding......................................................................                -              -
Common stock: $.001 par value; authorized 100,000,000 shares in 2000 and
  20,000,000 shares in 1999; issued and outstanding 16,934,237 in 2000 and
  13,846,410 in 1999...............................................................           16,934         13,846
Paid in capital....................................................................       33,427,939     13,078,029
Subscription receivable............................................................                -       (750,000)
Retained earnings (deficit accumulated during development stage)...................        3,628,916       (438,595)
Accumulated other comprehensive income (loss)......................................        2,521,966     (1,015,665)
                                                                                         -----------    -----------
Total Stockholders' Equity.........................................................       39,595,755     10,887,615
                                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $47,483,069    $11,441,151
                                                                                         ===========    ===========

                 See notes to consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                                                                         For the Period
                                                                                                         from October 1,
                                                                                                         1998 (date of
                                                                                                           inception),
                                                                          Year Ended September 30,          through
                                                                          ------------------------          September
                                                                          2000              1999            30, 2000
                                                                       ----------         ---------       ----------
Sales.........................................................           $522,809            $    -         $522,809
Cost of sales.................................................             52,713                 -           52,713
                                                                       ----------         ---------       ----------
Gross profit..................................................            470,096                 -          470,096
                                                                       ----------         ---------       ----------

Operating Expenses:...........................................
Selling, general and administrative...........................         13,118,424           832,290       13,950,714
Research and development......................................          1,169,563            77,912        1,247,475
                                                                       ----------         ---------       ----------
Total Operating Expenses......................................         14,287,987           910,202       15,198,189
                                                                       ----------         ---------       ----------

Loss from operations..........................................        (13,817,891)         (910,202)     (14,728,093)
                                                                       ----------         ---------       ----------
Other Income:
Interest and other income.....................................          1,573,637            63,607        1,637,244
Net gains on sales of marketable securities...................         19,412,051                 -       19,412,051
                                                                       ----------         ---------       ----------
Total Other Income............................................         20,985,688            63,607       21,049,295
                                                                       ----------         ---------       ----------

Income (loss) before income tax (expense) benefit.............          7,167,797          (846,595)       6,321,202

Income tax (expense) benefit..................................         (3,100,286)          408,000       (2,692,286)
                                                                       ----------         ---------       ----------

Net income (loss).............................................         $4,067,511         $(438,595)      $3,628,916
                                                                       ==========         =========       ==========

Income (loss) per common share--
 Basic........................................................              $0.25            $(0.05)           $0.30
                                                                       ==========         =========       ==========

Income (loss) per common share--
 Diluted......................................................              $0.23            $(0.05)           $0.27
                                                                       ==========         =========       ==========

Weighted average common shares
 shares outstanding - Basic...................................         15,992,356         8,221,278       12,106,817
                                                                       ==========         =========       ==========

Weighted average common shares................................
 shares outstanding - Diluted.................................         17,393,271         8,221,278       13,407,275
                                                                       ==========         =========       ==========

                 See notes to consolidated financial statements

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
                     Years Ended September 30, 2000 and 1999

                                                                                                Retained
                                                                                                earnings
                                                                                                (deficit    Accumulated
                                                     Common Stock                     Note     accumulated     Other
                                     # of Shares   ------------------   Additional  Receivable   during       Compre-
                                     of Preferred              Par       Paid-in      from     development    hensive
                                       Stock       Shares      Value     Capital   Stockholder    stage)    Income (loss)   Total
                                     --------------------------------------------------------------------------------------------
BarPoint.com, Inc. capitalization
  at inception.....................                     100       100      241,400                                          241,500

Reverse acquisition:
  Shares outstanding and net assets
    of The Harmat Organization at
    June 3, 1999...................               2,662,500     2,662    4,525,668                                        4,528,330
  Issuance of shares to BarPoint.com
    shareholders...................               6,633,942     6,534       (6,534)                                              --
Private Placements and Subscription
  note receivable..................               4,499,868     4,500    8,300,015    (750,000)                           7,554,515
Exercise of Stock Options..........                  50,000        50       17,450                                           17,500
Issuance of Preferred Stock........            3         --                     30                                               30
Comprehensive income (loss):
Change in unrealized Gain on
  Marketable Securities (Net of
  Income Tax Benefit of $376,459)..                                                                         (1,015,665)          --
Net Loss...........................                                                               (438,595)                      --
Total comprehensive loss...........                                                                                      (1,454,260)
                                    -----------------------------------------------------------------------------------------------
Balance - September 30, 1999.......            3 13,846,410    13,846   13,078,029    (750,000)   (438,595) (1,015,665)  10,887,615
Common Stock Dividend - Record Date
  June 2, 1999.....................                 878,770       879         (879)                                              --
Stock Options Exercised............                  12,186        13        4,581                                            4,594
Cancellation of all Class A and
  Class B Warrants in exchange for
  325,000 common shares and $50,000                 325,000       325      (50,325)                                         (50,000)
Cashless exercise of Warrants......                 195,372       195         (195)                                              --
Warrants Exercised.................                  97,339        97      434,309                                          434,406
Payment of Subscription Note                                                           750,000                              750,000
  Receivable.......................
Issuance of Stock Options below
  Market Value.....................                                        227,752                                          227,752
Issuance of Common Shares for
  services performed...............                  26,660        26       86,979                                           87,005
Acquisition of Synergy Solutions,                    75,000        75      628,050                                          628,125
  Inc..............................
Issuance of common stock through
  Private Placements...............               1,477,500     1,478   16,929,519                                       16,930,997
Warrants issued in exchange for
  services performed...............                                      1,876,329                                        1,876,329
Options issued as Settlement for a
  claim asserted...................                                        213,790                                          213,790
Comprehensive income (loss):
Change in Unrealized Gain on
  Marketable Securities (Net of                                                                              3,537,631           --
  Income Taxes of $1,545,721)......
Net Income.........................                                                              4,067,511                       --
Total comprehensive income.........                                                                                       7,605,142
                                    -----------------------------------------------------------------------------------------------
Balance September 30, 2000.........            3 16,934,237   $16,934  $33,427,939    $     --  $3,628,916  $2,521,966  $39,595,755
                                    ===============================================================================================

                 See notes to consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                           For the
                                                                                                          Period from
                                                                                                           October 1,
                                                                                                         1998 (date of
                                                                                                          inception),
                                                                          Year Ended September 30,          through
                                                                       ------------------------------      September
                                                                         2000              1999            30, 2000
                                                                       ------------        ----------     ------------
OPERATING ACTIVITIES:
Net income (loss).............................................        $  4,067,511       $  (438,595)    $  3,628,916
Adjustments to reconcile net income (loss) to net cash used
  by operating activities:
   Depreciation and amortization..............................           1,335,827            15,678        1,351,505
   Write-off of licensing fee.................................             681,818                --          681,818
   Amortization of warrants issued in exchange for services...             843,060                --          843,060
   Issuance of common stock in exchange for services..........              87,005                --           87,005
   Issuance of stock options as settlement of a claim.........             213,790                --          213,790
   Issuance of stock options below market price...............             227,752                --          227,752
   Non cash administration expenses...........................               9,998            20,500           30,498
   Gain on sale of land.......................................             (23,866)               --          (23,866)
   Gain on sale of marketable securities......................         (23,521,270)               --      (23,521,270)
   Impairment charges on marketable securities................           4,109,219                --        4,109,219
   Deferred income tax benefit................................          (1,664,045)         (408,000)      (2,072,045)
Changes in operating assets and liabilities:
   Accounts receivable........................................             (85,245)               --          (85,245)
   Inventories................................................          (2,400,881)               --       (2,400,881)
   Prepaid expenses...........................................            (509,043)               --         (509,043)
   Other assets...............................................            (222,009)          (36,459)        (258,468)
   Accounts payable and accrued expenses......................           1,848,233           167,583        2,015,816
   Income taxes payable.......................................           4,930,840                --        4,930,840
                                                                       ------------        ----------     ------------
Net Cash Used in Operating Activities.........................         (10,071,306)         (679,293)     (10,750,599)
                                                                       ------------        ----------     ------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities..................          24,741,301                --       24,741,301
Purchases of property and equipment...........................          (2,742,412)          (24,659)      (2,767,071)
Software development costs....................................          (1,094,721)          (53,019)      (1,147,740)
Purchases of marketable securities............................            (671,704)               --         (671,704)
Proceeds from sale of land....................................             173,616                --          173,616
Acquisition costs.............................................            (100,000)         (189,000)        (289,000)
Cash received in acquisition..................................                  --           628,227          628,227
                                                                       ------------        ----------     ------------
Net Cash Provided by Investing Activities.....................          20,306,080           361,549       20,667,629
                                                                       ------------        ----------     ------------
FINANCING ACTIVITIES:
Private placements of common stock............................          16,930,997         6,274,200       23,205,197
Proceeds from subscription receivable.........................             750,000                --          750,000
Proceeds from exercise of warrants............................             434,406                --          434,406
Payments to cancel warrants...................................             (50,000)               --          (50,000)
Stock options exercised.......................................               4,594            17,500           22,094
                                                                       ------------        ----------     ------------

                                                                                                            For the
                                                                                                          Period from
                                                                                                            October 1,
                                                                                                          1998 (date of
                                                                                                           inception),
                                                                          Year Ended September 30,          through
                                                                       ------------------------------      September
                                                                           2000               1999         30, 2000
                                                                       ------------        ----------     ------------
Net Cash Provided by Financing Activities.....................          18,069,997         6,291,700       24,361,697
                                                                       ------------        ----------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................          28,304,771         5,973,956       34,278,727
CASH AND CASH EQUIVALENTS - beginning of period...............           5,973,956                --               --
                                                                       ------------        ----------     ------------
CASH AND CASH EQUIVALENTS - end of period.....................        $ 34,278,727       $ 5,973,956     $ 34,278,727
                                                                       ============        ==========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Taxes.........................................................        $         --       $       591     $        591
                                                                       ============        ==========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of warrants in exchange for services, including
  $843,060 amortized during the fiscal year...................        $  1,876,328       $        --     $  1,876,328
                                                                       ============        ==========     ===========
Software development costs for services rendered by certain
  shareholders................................................                   --           220,000          220,000
                                                                       ============        ==========     ===========
Product supply and technology license agreement acquired
  through issuance of common stock............................                  --         1,500,000        1,500,000
                                                                       ============        ==========     ===========
Non-cash administration expenses..............................               9,998            20,500           30,498
                                                                       ============        ==========     ===========
Finders fee applied to shareholder loan.......................                  --           218,655          218,655
                                                                       ============        ==========     ===========

                 See notes to consolidated financial statements

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2000 AND 1999


1.       BUSINESS AND BASIS OF PRESENTATION

         BarPoint.com, Inc. and subsidiaries ("BarPoint" or the "Company") is an online and wireless product information and shopping service. As a content provider, retail sales facilitator, and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint uses unique product identifiers, such as UPC barcode numbers, and patent pending "reverse search" technology to simplify the process of finding meaningful product information.

         The Company is in the development stage as of September 30, 2000. Although revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary, BarPoint has not yet begun to generate significant revenues from its principal operations. BarPoint management expects revenues from the BarPoint online and wireless product information and shopping services to develop and grow during the first half of calendar 2001. The successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company's cost structure.

         The Company launched its preview website in December 1999. In October 2000, the Company launched the new BarPoint website and plans to roll out continuing enhancements. During November 2000 the Company announced the introduction of My BarPoint, a suite of personalized services that allows users to register with BarPoint and helps them track and store information from their product searches and purchases. My BarPoint can also be accessed from a wide range of internet enabled devices such as pagers, PDA's and cell phones. The Company has also announced it is extending its mobile shopping and information service to all digital phone users by introducing an SMS (Short Messaging System) version of the BarPoint Shopper.

         The Company was incorporated in Delaware on December 19, 1995 under the name The Harmat Organization, Inc. ("Harmat") and began operations as a construction, architectural landscape design and real estate development firm. Beginning in 1997, Harmat believed that it was in the best interest of the stockholders of the Company to change its direction away from the real estate business and began making strategic investments in technologically oriented companies.

         On June 3, 1999, Harmat acquired all issued and outstanding shares of BarPoint.com, Inc., a Florida corporation known as BarPoint-Florida. The transaction was accounted for in a manner similar to a reverse acquisition, as if BarPoint-Florida acquired Harmat, due to the fact that the former shareholders of BarPoint-Florida owned a majority of Harmat common stock after the transaction. Management has determined that the transaction is equivalent to common stock issued by a private company for the net monetary assets of a publicly traded shell corporation accompanied by a recapitalization, rather than a business combination. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. Following the acquisition, the name of The Harmat Organization, Inc. was changed to BarPoint.com, Inc. The Florida corporation is now a wholly owned subsidiary. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of BarPoint since its inception. The consolidated statements of stockholders' equity have been converted from BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the Acquisition Agreement. The consolidated group of companies are collectively referred to herein as the "Company."

         On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates applications for mobile devices, for $100,000 cash and 150,000 shares of BarPoint common stock. Synergy Solutions software products are currently sold at major on-line, retail and catalog software vendors.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         The financial statements reflect the financial position and results of operations of BarPoint.com, Inc. and its subsidiaries on a consolidated basis. The Company's policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were approximately $ 34,126,000 at September 30, 2000 and $5,814,000 at September 30, 1999.

         MARKETABLE SECURITIES

         The Company accounts for its investments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; available-for-sale securities and trading securities.

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At September 30, 2000 and 1999 all marketable securities were classified as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount of accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Management periodically evaluates the market value of securities to determine if other than temporary declines in value exist. Any decline in value which is deemed other than temporary is realized and recorded as impairment expense in the period identified.

         INVENTORIES

         Inventories are carried at the lower of cost or market. Cost is computed on a specific identification basis.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives are as follows:

         Computer hardware, software and other equipment..........  3 years
         Furniture and fixtures...................................  5 years

         Software development costs primarily consist of payroll and related costs for website and order fulfillment system development, systems personnel, consultants, and other website and order fulfillment infrastructure costs. Software development costs are capitalized in accordance with Statement of Position No. 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants ("AICPA") in 1998. The Company adopted this statement effective October 1, 1999. SOP 98-1 requires the Company to capitalize certain payroll and payroll related costs and other costs that are directly related to the development of certain systems of the Company. The Company amortizes these costs on a straight-line basis over a period of three years, beginning upon completion of the development software. All costs that are not capitalized under SOP 98-1 are recorded as research and development expense. In March 2000, The Emerging Issues Task Force ("EITF") issued EITF 00-2, Accounting for Website Development Costs. EITF 00-2 provides guidance on accounting for website development costs. The Company believes that its current accounting practices for website development costs comply with EITF 00-2.

         LONG LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net undiscounted future cash flows expected to be generated from the asset. No impairment has been recognized in the accompanying consolidated financial statements.

         DEFERRED STOCK COMPENSATION COSTS

         Deferred stock compensation cost assets consist of the fair value of warrants and stock issued to vendors in connection with service agreements and software development projects. These amounts are recorded as prepaid expense in the financial statements. Amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the underlying agreements.

         EARNINGS (LOSS) PER SHARE

         SFAS No.128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

         The reconciliation of the basic and diluted earnings per common share is as follows:

                                                                                 Year Ended September 30,
                                                                             --------------------------------
                                                                                2000                   1999
                                                                             ----------             ---------
         Weighted average common shares outstanding - basic.......           15,992,356             8,221,278
            Dilutive effect of:
              Stock options.......................................            1,094,362                    --
              Warrants............................................              306,353                    --
                                                                             ----------             ---------

         Weighted average common shares outstanding - diluted.....           17,393,271             8,221,278
                                                                             ----------             ---------

         For the year ended September 30, 2000, options to purchase 644,600 shares of common stock and 18,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

         For the year ended September 30, 1999, no effect was given to outstanding options and warrants since the effect would be antidilutive.

         SEGMENT INFORMATION

         SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information requires public companies to report selected segment information in its financial reports to shareholders. The Company has determined that it has only one reportable segment. BarPoint is an online and wireless product information and shopping service that encompasses providing content, facilitating retail sales and developing applications for mobile devices, as well as for BarPoint partners to facilitate the use of BarPoint services.

         GOODWILL

         On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. ("Synergy") for $100,000 cash and 150,000 shares of the Company's common stock. Of the 150,000 shares, 75,000 were held in escrow subject to earn-out provisions of the acquisition agreement. In October 2000, an agreement was reached with the Synergy shareholders to waive all earn-out provisions in exchange for the release of the 75,000 shares of BarPoint common stock held in escrow. The total fair value of the consideration paid, excluding the 75,000 shares held in escrow, was $728,125. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $718,128 was recorded as goodwill. Goodwill is being amortized over a ten year period on a straight-line basis.

         The following are summarized, unaudited pro forma results of operations for the year ended September 30, 2000 and the year ended September 30, 1999, assuming the acquisition occurred on October 1, 1999 and October 1, 1998, respectively.

                                                                        Year Ended                Year Ended
                                                                    September 30, 2000        September 30, 1999
                                                                    ------------------        ------------------
         Total revenue......................................           $542,463                    $408,269
           Net income (loss)................................          4,037,262                    (378,304)
         Income (loss) per common share--
           basic............................................              $0.25                      $(0.05)
                                                                      =========                    =========
         Income (loss) per common share-- diluted...........              $0.23                      $(0.05)
                                                                      =========                    =========

         These pro forma results are not indicative of either future financial performance or actual results, which would have occurred had the acquisition been made as of October 1, 1998.

         OTHER ASSETS

         Included in the balance of other assets as of September 30, 2000 and 1999 are the net book value of licensing agreements. The Company is amortizing these over the estimated life, currently three to five years.

         In August 1999, the Company entered into a strategic partnership with Symbol Technologies, Inc., referred to as Symbol. As part of that partnership, Symbol purchased 1,315,789 shares of the Company's common stock valued at $2,500,000 in exchange for $1,000,000 cash and an agreement to make available to the Company up to 110,000 Symbol SPT 1500 machines at a special price, plus a royalty free license to use

         Symbol's scanner patents. During the second half of the fiscal year ended September 30, 2000, the Company acquired 10,000 SPT 1500 machines in accordance with the agreement for approximately $3.0 million. Prior to September 30, 2000, management determined that it is not in the Company's best interest to be responsible for the logistics and financial requirements associated with maintaining inventory related to hardware sales. As a result, the Company reached an agreement in principle with Symbol to dissolve the product supply and license agreement and enter into a new sales and royalty agreement. Under this new agreement, the Company will continue to promote the use of Symbol scanning devices and will continue to develop applications that improve the functionality of scanning devices, but will now arrange for the sale of the devices to BarPoint partners through Symbol for which the Company will receive commissions on sales of Symbol hardware and royalties on bundled BarPoint software.

         As a result of this restructuring, the Company determined that the value of the agreement was permanently impaired and recorded a charge of approximately $682,000 at September 30, 2000, which was the remaining book value of the asset before the impairment charge.

         REVENUE RECOGNITION

         The only revenues recognized by the Company through September 30, 2000 are from the sale of Synergy Solutions software products. Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from Synergy Solutions packaged software product sales to and through distributors and resellers is recorded when related products are sold to end users. Revenue from product sales on the Company's website are recognized when the software is delivered to and paid for by the customer. Revenue from software product sales are recognized net of any discounts. The Company offers a 30 day return policy on all Synergy Solutions software product sales. Historical returns have not been significant.

         COST OF SALES

         Cost of sales includes direct costs to produce and distribute software products and direct costs to facilitate product sales on the Company's Synergy Solutions Website.

         INCOME TAXES

         The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect the taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized.

         ADVERTISING COSTS

         The Company recognizes advertising expenses in accordance with SOP No. 93-7, Reporting on Advertising Costs. As such, advertising costs are expensed as incurred. Advertising expense was $1,290,222 (including $843,060 related to the value of warrants granted to vendors) and $90,800 for the years ended September 30, 2000 and 1999, respectively. These amounts are included in the financial statements under selling, general and administrative expenses.

         FAIR VALUE

         The carrying amount of the Company's financial instruments (cash and cash equivalents, marketable securities, accounts receivable and accounts payable) approximate fair value because of the short-term maturity of these instruments or the fact that they are carried at fair value, as applicable.

         STOCK BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee (and non-employee member of the Board of Directors) stock options, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (See Note 9). All stock-based awards to non-employees, other than members of the board of directors, are accounted for at their fair-value in accordance with SFAS No. 123.

         COMPREHENSIVE INCOME

         The Company complies with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains and losses on investments in marketable securities.

         NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

         In July 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of SFAS No. 133), which amends SFAS No. 133 to provide additional guidance and to exclude certain provisions. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities measured at fair value and is effective for fiscal years beginning after June 15, 2000. Management has determined the impact of the transition to SFAS No. 133 will not be material to the consolidated financial statements.

         RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with the current year presentation.


3.       MARKETABLE SECURITIES

         Marketable securities consist of investments in equity securities at market value. As of September 30, 2000, the unrealized gain, net of deferred federal income tax, was $2,521,966. There were no unrealized losses for the year then ended.

         As of September 30, 1999, the unrealized loss, net of deferred federal income tax, was $(1,410,495), the net unrealized gains, and the net of federal income tax, was $394,830.

         The Company realized gains on the sale of marketable securities totaling $23,521,270 for the year ended September 30, 2000. There were no realized gains or losses for the year ended September 30, 1999. The Company uses the weighted average cost for the purpose of determining gains and losses on the sales of marketable securities.

         At September 30, 2000 the Company held 450,000 shares of common stock in FinancialWeb.com, Inc. ("FWEB"). As of September 30, 2000, management estimates that this investment has no fair value. Furthermore management believes that this decline in value was other than temporary. On November 15, 2000, FWEB announced that its principal secured creditor had foreclosed on substantially all of the operating and intangible assets of the Company. FWEB also announced that the net proceeds received for its remaining assets would be insufficient to meet the outstanding debt and other obligations of FWEB, therefore it was unlikely that any of the equity holders would receive any of those proceeds. As such, the Company has recorded impairment charges as of September 30, 2000 in the amount of $4,109,219, the original historical cost of this investment which represent the total of realized losses for the year ended September 30, 2000.

         The fair value of the Company's marketable securities declined from approximately $4.3 million at September 30, 2000 to approximately $1.8 million at November 22, 2000. Management does not believe that this represents an other than temporary decline.

4.       INVENTORIES

         The Company's inventories consist primarily of handheld computing devices and related accessories with a net carrying value of approximately $2.4 million at September 30, 2000.


5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                       2000                 1999
                                                                   ------------            ---------
         Furniture and  fixtures..........................         $     36,596            $     726
         Computer equipment and software..................            2,730,625               28,524
         Website development costs........................            1,282,741              273,019
                                                                   ------------            ---------
         Total............................................            4,049,962              302,269

         Less accumulated depreciation....................             (462,978)             (20,269)
                                                                   ------------            ---------
         Property and equipment, net......................         $  3,586,984            $ 282,000
                                                                   ============            =========

         Depreciation expense totaled $442,709 and $20,269 for the years ended September 30, 2000 and 1999, respectively.


6.       INCOME TAXES

         The components of the income tax provision (benefit) are as follows:

                                   For the year ended 9/30/00                 For the year ended 9/30/99
                                ------------------------------------      ------------------------------------
                               Current       Deferred         Total       Current     Deferred          Total
                             -----------   ------------    -----------    -------    ----------      ----------
         Federal             $ 4,410,263   $ (1,554,736)   $ 2,855,527    $    0     $ (391,000)     $ (391,000)
         State                   378,022     (  133,264)       244,759         0       ( 17,000)       ( 17,000)
                             -----------   ------------    -----------    -------    ----------      ----------
         Total               $ 4,788,286   $ (1,688,000)   $ 3,100,286    $    0     $ (408,000)     $ (408,000)
                             ===========   ============    ===========    =======    ==========      ==========

         A reconciliation of the provision for federal income taxes from the federal statutory rate to the effective income tax rate as reported is as follows:

                                                                  Year Ended September 30,
                                                             2000                           1999
                                                  ---------------------------------------------------------
                                                      Amount        Rate              Amount       Rate
                                                  ---------------------------------------------------------
         Statutory  rate applied to income  before  $2,508,738        35.00%        $(288,000)     (34.00%)
         taxes and extraordinary items
         Increase in income taxes resulting from:
            State Income taxes, net of benefit        244,759          3.41%         (17,000)       (2.0%)
            Meals and entertainment                    87,500          1.22%
            Estimated tax penalty                      87,500          1.22%
            Change in valuation allowance                                            (103,000)     (12.19%)
            Other                                     171,789          2.40%
                                                  ---------------------------------------------------------
            Total                                   $3,100,286        43.25%        $(408,000)     (48.19%)
                                                  =========================================================

         The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                   As of September 30,
         Deferred tax assets                                     2000              1999
                                                             -------------------------------
                   Inventory Reserve                         $   170,500                 --
                   Bad Debts                                      14,500                 --
                   NOLs prior to Acquisition                     530,000            909,800
                   Stock Compensation                            294,500            279,000
                   Stock Warrants Issued                         295,500
                   Valuation Allowance                          (530,000)          (501,800)
                                                             -------------------------------
                                                                 775,000            687,000
         Deferred tax liability
                  Unrealized gain on marketable securities    (1,545,604)          (902,899)
                                                             -------------------------------
         Total                                               $  (770,604)        $ (215,899)
                                                             -------------------------------

         For the fiscal year ended September 30, 1999, the Company had federal net operating loss carryforwards (NOL) of approximately $2,760,000 and expects these NOL's to be available in the future to reduce the federal income tax liability of the Company. However, due to the ownership change on June 3, 1999, the Company's ability to utilize $1,680,000 of NOL's generated prior to the ownership change are restricted under
         Section 382 of the Internal Revenue Code (IRC) to approximately $286,000 per year. The amount of NOL utilized during the year ended September 30, 2000 is as follows:

         NOL Generated June 3, 1999 to September 30, 1999........... $1,080,000
         Amount of pre-change NOL released under Section 382........    286,000
                                                                     ----------
         Total NOL Utilized......................................... $1,366,000
                                                                     ==========


         Pursuant to IRC Section 382, of the remaining $1,394,000 of NOL, at September 30, 2000, $286,000 will be released each year for the next five years until the entire pre-change NOL is available to reduce the federal income tax liability of the Company. Because of the projected losses in the immediate future as well as the limitation on NOL usage, management cannot conclude that NOL usage, and therefore, realization of the related deferred tax asset, is more likely than not.

7.       COMMITMENTS AND CONTINGENCIES

         OFFICE LEASES

         As of September 30, 2000, the Company was committed to an unrelated third party for the rental of office space under operating leases. Minimum annual lease payments due under these noncancellable agreements are as follows:

                       Year Ending
                      September 30,
                   ---------------------
                           2001                      $      489,737
                           2002                             570,900
                           2003                             591,059
                           2004                             611,390
                           2005                             330,791
                                                     --------------
                                                     $    2,593,877
                                                     ==============


         EMPLOYMENT AGREEMENTS

         In March 2000, the Company entered into an employment agreement with John Macatee, President and Chief Executive Officer, which was amended in April 2000. His employment agreement, as amended, provides for a term of two years, with automatic one year renewals unless either party gives written notice. Mr. Macatee's base salary is $400,000 in the first year and $450,000 in the second year and he is eligible for bonuses under the Company's bonus incentive plan. In addition, he receives a monthly car allowance of $750 plus insurance and maintenance. Upon entering into the employment agreement, Mr. Macatee was granted options to purchase 300,000 shares of BarPoint common stock at an exercise price of $12.75 per share, the market price at the date of grant. These options vest 100,000 each year for three years beginning on the first anniversary of his employment and expire after ten years. The employment agreement also includes non-competition and confidentiality provisions. Upon termination other than for death or disability, Mr. Macatee will continue to receive his base salary for the remainder of the term and retain any stock options whether or not vested or exercisable.

         Also in March 2000, the Company entered into new employment agreements with Leigh Rothschild and Jeffrey Sass. The original employment agreements were entered into in June 1999. The new agreement with Mr. Rothschild provides that he shall serve as the Chairman of the Board with an annual salary of $300,000 and a $50,000 increase in one year. The Company's new employment agreement with Mr. Sass provides that he shall serve as Executive Vice President, Chief Operating Officer and Secretary with an annual salary of $250,000 and a $50,000 increase in one year. The new employment agreements for Messrs. Rothschild and Sass also provide for two year terms with automatic renewals unless either party gives written notice, participation in our bonus incentive plan, participation in our employee benefits plans and a car allowance of $750 per month plus insurance and maintenance. Upon termination other than for death or disability, each will continue to receive his base salary for the remainder of the term and retain any stock options whether or not vested or exercisable.

         SETTLEMENT AGREEMENT

         In March 2000, Matthew Schilowitz, then a director and consultant of BarPoint, entered into an agreement with the Company whereby Mr.
         Schilowitz: (i) resigned from his position as a director upon the appointment of a new Chief Executive Officer, (ii) sold 100,000 shares of common stock in the private placement completed by the Company in April 2000, (iii) agreed to lock-up the shares he owns and the shares underlying his options until October 2, 2000 and (iv) entered into an agreement with the placement agent for the private placement, which provides that Mr. Schilowitz's lock-up shall expire with regard to 100,000 of his shares upon his resignation as a director of BarPoint. The 87,600 shares held by the ARS Revocable Family Trust, a family trust established by Mr. Schilowitz's wife and of which Mr. Schilowitz disclaims beneficial ownership, were not subject to lock-up restrictions. The remainder of his shares and options were locked up until October 2, 2000. Mr. Schilowitz's consulting agreement with BarPoint remained in effect until September 30, 2000, when he resigned from his position as a consultant to pursue other interests. In connection with his resignation, Schilowitz and BarPoint agreed that BarPoint would continue payment of Schilowitz's base fee through June 3, 2002, as required by the consulting agreement. In addition, in exchange for the receipt of certain releases, non-competition and confidentiality obligations, and the performance of other specified obligations, the Company agreed to make a cash payment to Schilowitz of $150,000 on January 2, 2001, and grant him 125,000 options on the effective date of the releases, at an exercise price of $2.00 per share. The parties also agreed that the resignation would not trigger any clause that would otherwise accelerate an option expiration date in other options previously granted to Mr. Schilowitz.

         The Company calculated the fair value of these options utilizing an options pricing model. The fair value was calculated to be approximately $214,000 which was recorded in selling, general and administrative expense for the year ended September 30, 2000 along with the $150,000 cash payment and the total remaining base fees of $316,667.

         Additionally, the Company agreed that the resignation would not trigger any clause that would otherwise accelerate an option expiration date in other options granted, thus creating a new measurement date for these options. The Company calculated the fair value of these options utilizing a Black-Scholes options pricing model with an additional expense of approximately $8,000 for the year ended September 30, 2000, which represents the difference between the fair value of the options at the date of amendment and the expense recorded upon original issuance.

         LEGAL PROCEEDINGS

         On April 4, 2000, PriceBee.com, LLC submitted a claim for arbitration to the American Arbitration Association with respect to the Company's termination of an agreement and plan of merger, whereby the Company had agreed to acquire PriceBee. PriceBee alleged that the Company's termination of the agreement and plan of merger was wrongful and sought specific performance and/or $5.0 million in damages. The Company submitted a counterclaim against PriceBee alleging breach of the agreement and plan of merger on the part of PriceBee and sought $7.0 million in damages. Subsequent to year end the parties agreed to settle the dispute for an amount that had no material impact to the financial statements.

         The Company is not party to or aware of any legal proceedings or claims that the Company believes will have individually or in the aggregate a material adverse effect on our business, prospects, financial condition or operating results.

8.       STOCKHOLDERS' EQUITY

         EXERCISE OF OPTIONS

         During the year ended September 30, 2000, options to purchase 12,186 shares of the Company's common stock were exercised. Total proceeds received by the Company in conjunction with this exercise of options were $4,594.

         CANCELLATION OF WARRANTS

         On December 16, 1999, pursuant to a stock exchange agreement, all Class A Warrants and Class B Warrants were cancelled in exchange for 325,000 shares of common stock and $50,000 in cash. As part of that transaction voting rights were allocated to the Series A Class I, II and III preferred shares due to the cancellation of the Class A and B warrants. The preferred shares were issued to Leigh Rothschild, the Company's Chairman, on June 3, 1999, one Class I share, one Class II share and one Class III share. The Class I share votes with the common stock and has 216,667 votes, the Class II share votes with the common stock and has 108,333 votes, and the Class III share votes with the common stock and has 346,766 votes. None of these shares of preferred stock are entitled to dividends. All voting rights for these preferred shares end on June 7, 2004.

         EXERCISE OF WARRANTS

         During the current fiscal year, warrants to purchase a total of 292,711 shares of the Company's common stock were exercised. Total proceeds received by the Company in conjunction with this exercise of warrants were $434,406.

         RECEIPT OF SUBSCRIPTION RECEIVABLE

         In February 2000, the Company received payment of the subscription note receivable. Total proceeds received by the Company were $750,000. The note was secured by 394,737 shares of common stock of the Company as part of the 4,499,828 shares of BarPoint common stock issued in private placements between June and August 1999.

         ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED

         The Company issued 26,660 shares of common stock to a consultant in exchange for services rendered. The fair value of these shares totaled $87,005 and was recorded in selling, general and administrative expense during the current fiscal year.

         ISSUANCE OF COMMON STOCK IN ACQUISITION OF SYNERGY

         As described in Note 2, the Company issued 150,000 shares of its common stock to purchase all of the outstanding shares of Synergy.

         PRIVATE PLACEMENT

         The Company issued 1,477,500 shares of its common stock at a price of $12 per share. Net proceeds received by the Company from this transaction were approximately $16.9 million.

9.       STOCK OPTION PLANS AND WARRANTS

         The Company has five stock-based compensation plans, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance.

         a) The Plan for Incentive Compensation for Mathew Schilowitz (the "Schilowitz Incentive Plan"), who was the principal stockholder, was adopted by the Board of Directors and approved by Harmat's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted options to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $.35 (as amended). The exercise price and number of options have been amended to $.30 and 576,748, respectively, due to the dilutive effect of the acquisition. In conjunction with the acquisition, all such options have become fully vested resulting in the accrual of compensation expense in the amount of $775,000, which has been reflected in the operations of Harmat prior to June 3, 1999. There was no activity in this option plan during the year ended September 30, 2000.

         b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 as amended) to four directors and two key employees of Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share ($.35, as amended). The exercise price and number of options have been amended to $.30 and 346,049 respectively due to the dilutive effect of the acquisition. During the year ended September 30, 1999, 50,000 options were exercised. As of September 30, 2000, all such options were fully vested. There was no activity in the plan during the year ended September 30, 2000.

         c) As part of the reverse acquisition, the Company authorized five-year options to purchase 800,000 shares of the Company's common stock at an exercise price of $1.90 per share. Such options vest as follows: one-third after June 3, 2000; one-third after June 3, 2001 in the event the Company achieves 50% of its revenue projection of $49,000,000 in the second year; and one third after June 3, 2002 in the event the Company achieves 50% of its revenue projection of $179,000,000 in the third year. Due to the nature of the vesting of these options, they are considered variable options. As of September 30, 2000 and 1999, an aggregate of 800,000 and 560,000 options have been granted, respectively. As of September 30, 2000, 249,999 of these options were vested. Non-qualified awards under this plan may be granted to employees, officers, consultants and advisors of the Company provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

         d) As part of the acquisition and in connection with a consulting agreement with Mr. Schilowitz, the Company granted Mr. Schilowitz options to purchase 190,615 shares of the Company's common stock at an exercise price of $1.90 per share. Such options vested immediately.

         e) The BarPoint Equity Incentive Plan was adopted by the Board of Directors on September 17, 1999, and was approved by stockholders in April 2000, authorizing the Company to grant options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. In April 2000, the board of directors amended this plan to increase the number of shares available to 3,000,000. As of September 30, 2000, an aggregate of 2,850,433 options have been granted under this plan. Non-qualified awards under this plan may be granted to employees, officers, consultants and advisors of the Company provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

         A summary of the status of the Company's stock option plans as of September 30, 2000, and the changes during the years ending September 30, 2000 and 1999, is presented below:

                                                                                            Weighted-average
                      Fixed Options                        Number of Options                 Exercise Price
        ---------------------------------------            -----------------                ----------------
        Balance at October 1, 1998.............                922,797                        $     0.30
        Granted................................                495,115                        $     3.03
        Exercised..............................                (50,000)                       $     0.35
        Forfeited..............................                (10,000)                       $     0.35
                                                             ---------                        ----------
        Balance at September 30, 1999..........              1,357,912                        $     1.29
        Granted................................              2,724,100                        $     7.26
        Exercised..............................                     --                        $       --
        Forfeited..............................               (118,167)                       $     9.84
                                                             ---------                        ----------
        Balance at September 30, 2000..........              3,963,845                        $     5.14
                                                             =========
        Weighted-average  fair  value  of  options
        granted during the year................              $    6.53
                                                             =========


                   Outstanding Options                                                     Exercisable Options
           ---------------------------------------                                ---------------------------------
                                                                                      Number
                                                                       Weighted-     Exercisable
                                                        Weighted-       average          at
                   Range of               Number         average       Remaining    September 30,  Weighted-average
                Exercise Prices        Outstanding    Exercise Price     Life           2000        Exercise Price
            ----------------------    -------------   --------------  ----------    -------------  ----------------
             $0.30    --     $0.30       922,797          $0.30          2.32          922,797           $0.30
             $1.90    --     $1.90       190,615          $1.90          3.67          190,615           $1.90
             $3.25    --     $6.97     1,578,333          $4.49          4.64          403,999           $5.73
             $8.20    --    $12.75     1,238,300          $9.77          4.19          674,499           $8.52
            $13.00    --    $19.69        33,800         $16.27          4.49               --              --

         The following information concerning the Company's stock option plans is provided in accordance with SFAS No. 123. The fair value of each option grant is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: dividend yield of 0%, risk-free interest rate of 6.4%, expected volatility of 139%, and expected lives of 5 years for the options.

         If the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123, compensation cost included in the consolidated statements of operations for the years ended September 30, 2000 and 1999 would have increased by approximately $4.5 million and $1.3 million, respectively. The increase in compensation costs would have resulted in a net income (loss) of $1.7 million and $(1.2) million, net of tax, and a basic and diluted net income (loss) per share of $0.10 and $(0.15) for the years ended September 30, 2000 and 1999, respectively.


10.      RELATED PARTY TRANSACTIONS

         In August 1999, BarPoint entered into a strategic partnership with Symbol. As part of that partnership, Symbol purchased 1,315,789 shares of the Company's common stock valued at $2,500,000 in exchange for $1,000,000 cash and an agreement to make available to BarPoint up to 110,000 Symbol SPT 1500 machines at a special price, plus a royalty free license to use Symbol's scanner patents. During the second half of our fiscal year ended September 30, 2000, BarPoint acquired 10,000 SPT 1500 machines in accordance with the agreement for approximately $3.0 million. Prior to September 30, 2000, the Company's management determined that it is not in the Company's best interest to be responsible for the logistics and financial requirements associated with maintaining inventories related to hardware sales. As a result, the Company reached an agreement in principle with Symbol to dissolve the product supply and license agreement and enter into a new sales and royalty agreement. Under this new agreement, BarPoint will continue to promote the use of Symbol scanning devices and will continue to develop applications that improve the functionality of scanning devices, but will now arrange for the sale of the devices to BarPoint partners through Symbol for which BarPoint will receive commissions on sales of Symbol hardware and royalties on bundled BarPoint software.

         In June 1999, the Company paid a finders fee to a stockholder of the Company in the amount of $246,455 in connection with the private placements. The fee was offset against the stockholder's loan balance of $218,655 as payment in full plus Harmat's expenses of approximately $27,800. In addition the Company repaid an advance to the Chairman in August of 1999 in the amount of $110,000.

         The law firm of McLaughlin & Stern, LLP of which a Board Member is a principal, received legal fees of approximately $149,000 and $69,000 for the years ended September 30, 2000 and 1999 respectively.


11.      SUBSEQUENT EVENTS

         CHANGE IN FISCAL YEAR

         On November 20, 2000, the Board of Directors of the Company approved a change of the Company's fiscal year end from September 30 to December 31.

         OFFICE LEASE

         On November 30, 2000 the Company entered into a ten year lease of a 50,000 square foot office building located at 2200 SW 10th Street, Deerfield Beach, Florida 33442. The Company will be relocating its corporate headquarters to this location in early 2001. The base annual rental payments will commence on January 1, 2001 and are as follows:

                  Year Ending
                 September 30,
                 -------------
                      2001                      $    487,503
                      2002                           650,004
                      2003                           650,004
                      2004                           650,004
                      2005                           650,004
                   Thereafter                      4,013,013
                                                ------------
                     Total                      $  7,100,532
                                                ============

         The building will undergo various renovations which are estimated to cost approximately $525,000. In accordance with the terms of the lease, $400,000 of these improvements will be paid for by the landlord, and any excess will be paid by the Company. In addition, the Company estimates that furniture, primarily modular cubicles, will cost approximately $675,000.

         The Company's lease on its current headquarters in Fort Lauderdale contains a provision for early termination at December 31, 2001. The lease also contains a sublet provision and the Company expects to sublet the space prior to the early termination date, thus limiting its exposure to double rent during the January 1 to December 31, 2001 period.

         ACQUISITION OF SYNERGY SOLUTIONS, INC.

         In connection with the November 5, 1999 acquisition of Synergy, the Company placed 75,000 shares of common stock in escrow for earn-out provisions in the original agreement. On October 10, 2000, an amendment to the November 5, 1999 Merger Agreement was executed. The Company and former Synergy shareholders agreed to eliminate the earn-out provisions in the original agreement in exchange for the payment of the additional 75,000 shares common stock of the Company to the former Synergy shareholders. As a result, there will be no further payments owed to the former Synergy shareholders. The fair value of the additional shares issued totaled $201,600 and has been recorded as goodwill as of October 10, 2000.

                                  EXHIBIT INDEX


       Exhibit          Description
       -------          -----------

        3.4 Certificate of Amendment dated April 4, 2000 to the Registrant's Certificate of Incorporation.

        3.5             Amended and Restated Bylaws.

       10.4 Commercial Lease, by and between the Registrant and FG 2200, LLC, dated as of November 30, 2000.

       21               Subsidiaries of the Company

       23.1             Consent of Deloitte & Touche LLP

       23.2             Consent of Deloitte & Touche LLP

       23.3             Consent of Marks Paneth & Shron LLP