Form 10QSB
period 2000-12-31
BARPOINT COM INC
filed 2001-02-14
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(MARK ONE)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from October 1, 2000 to December 31, 2000

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

                                            Yes  [X]          No  [  ]


    State the number of shares outstanding of each of issuer's classes of common equity, as of February 12, 2001:

        Title of Class                                Number of Shares
        --------------                                ----------------
Common Stock, par value $.001                            17,150,078

   Transitional Small Business Disclosure Format (check one):

                   Yes  [  ]         No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                                     December 31, September 30,
                                                         2000          2000
                                                      -----------  -----------

                            ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $22,800,142  $34,278,727
Marketable securities, at market                          923,784    4,321,958
Restricted investments                                  1,500,000           --
Accounts receivable                                       150,104       85,245
Income taxes receivable                                   813,069           --
Inventories                                             2,397,195    2,400,881
Prepaid expenses                                        1,295,703    1,542,311
Other current assets                                      323,602      534,331
                                                      -----------  -----------
Total Current Assets                                   30,203,599   43,163,453
                                                      -----------  -----------


Property and equipment - net of accumulated
   depreciation of $636,553 and $462,978 at December
   31, 2000 and September 30, 2000, respectively        4,968,426    3,586,984
                                                      -----------  -----------


OTHER ASSETS

Goodwill-net of accumulated amortization of $91,160
   and $65,828 at December 31, 2000 and September
   30, 2000, respectively                                 828,568      652,299
Deferred tax asset                                        648,202           --
Other, net                                                 73,583       80,333
                                                      -----------  -----------
                                                        1,550,353      732,632
                                                      -----------  -----------

TOTAL ASSETS                                          $36,722,378  $47,483,069
                                                      ===========  ===========

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   December 31, September 30,
                                                       2000         2000
                                                   -----------  -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   $ 1,636,344  $ 2,185,870
Income taxes payable                                        --    4,930,840
                                                   -----------  -----------
Total Current Liabilities                            1,636,344    7,116,710

OTHER LIABILITIES
Deferred taxes payable                                      --      770,604
                                                   -----------  -----------


TOTAL LIABILITIES                                    1,636,344    7,887,314
                                                   -----------  -----------

COMMITMENT AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized
   5,000,000 shares; 3 issued and outstanding               --           --
Common stock: $.001 par value; authorized
   100,000,000 shares; issued and outstanding
   17,150,078 and 16,934,237 at December 31, 2000
   and September 30, 2000, respectively                 17,150       16,934
Paid in capital                                     33,815,036   33,427,939
Retained earnings                                      838,750    3,628,916
Accumulated other comprehensive income                 415,098    2,521,966
                                                   -----------  -----------
Total Stockholders' Equity                          35,086,034   39,595,755
                                                   -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $36,722,378  $47,483,069
                                                   ===========  ===========


            See notes to condensed consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                               For the Period
                                                       Three Months            from October 1,
                                                     Ended December 31,        1998 (date of
                                             ------------------------------   inception) through
                                                 2000              1999       December 31, 2000
                                             ------------      ------------   ------------------
Net sales                                    $    137,969      $     50,325      $    660,778
Cost of sales                                      18,740             1,767            71,453
                                             ------------      ------------      ------------
Gross profit                                      119,229            48,558           589,325
                                             ------------      ------------      ------------

Operating Expenses:
Selling, general and administrative             4,279,555         1,881,134        18,230,269
Research and development                          577,008           254,204         1,824,483
                                             ------------      ------------      ------------
Total Operating Expenses                        4,856,563         2,135,338        20,054,752
                                             ------------      ------------      ------------

Loss from operations                           (4,737,334)       (2,086,780)      (19,465,427)
                                             ------------      ------------      ------------

Other income:
Interest income                                   475,759            65,906         2,113,003
Net gains on sale of marketable
   securities and other assets                         --           370,447        19,412,051
                                             ------------      ------------      ------------
Total Other Income                                475,759           436,353        21,525,054
                                             ------------      ------------      ------------

(Loss) income before income tax
   benefit (expense)                           (4,261,575)       (1,650,427)        2,059,627

Income tax benefit (expense)                    1,471,409           681,637        (1,220,877)
                                             ------------      ------------      ------------

Net (loss) income                            $ (2,790,166)     $   (968,790)     $    838,750
                                             ============      ============      ============

(Loss) income per common share-- Basic       $      (0.16)     $      (0.07)     $       0.08
                                             ============      ============      ============

(Loss) income per common share-- Diluted     $      (0.16)     $      (0.07)     $       0.08
                                             ============      ============      ============

Weighted average common shares
Shares outstanding -- Basic                    17,021,980        14,083,732        10,688,490
                                             ============      ============      ============

Weighted average common shares
Shares outstanding -- Diluted                  17,021,980        14,083,732        11,159,534
                                             ============      ============      ============

            See notes to condensed consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                              # of Shares                               Additional
                                             of Preferred        Common Stock            Paid-in
                                                Stock         Shares       Par Value     Capital
                                             ------------   ----------     ---------    ----------

BarPoint.com, Inc.
capitalization at inception                                        100        $  100     $ 241,400

Reverse acquisition:
   Shares outstanding and net assets of The
     Harmat Organization at June 3, 1999                     2,662,500         2,662     4,525,668
   Issuance of shares to BarPoint.com
     shareholders                                            6,633,942         6,534        (6,534)
Private Placements and Subscription
   note receivable                                           4,499,868         4,500     8,300,015
Exercise of Stock Options                                       50,000            50        17,450
Issuance of Preferred Stock                      3                                              30
Comprehensive income (loss):
   Change in unrealized Gain on Marketable
     Securities
   (Net of Income Tax Benefit of $376,459)
   Net Loss
Total comprehensive loss
                                              ----------------------------------------------------
Balance--September 30, 1999                      3          13,846,410        13,846    13,078,029

Common Stock Dividend-- Record Date 6/2/99                     878,770           879          (879)
Stock Options Exercised                                         12,186            13         4,581
Cancellation of all Class A and Class B
   Warrants plus $50,000                                       325,000           325       (50,325)
Cashless exercise of Warrants                                  195,372           195          (195)
Warrants Exercised                                              97,339            97       434,309
Payment of Subscription Note Receivable
Issuance of Stock Options below Market Value                                               227,752
Issuance of Common Shares in exchange for
   services performed                                           26,660            26        86,979
Acquisition of Synergy Solutions, Inc.                          75,000            75       628,050
Private Placements                                           1,477,500         1,478    16,929,519
Warrants issued in exchange for services
   performed                                                                             1,876,329
Options issued as Settlement for a claim
   asserted                                                                                213,790
Comprehensive income (loss):
   Change in unrealized Gain on Marketable
     Securities
   (Net of Income Taxes of $1,545,721)
   Net Income
Total comprehensive income
                                              ----------------------------------------------------
Balance September 30, 2000                       3          16,934,237        16,934    33,427,939
Acquisition of Synergy Solutions, Inc.                          75,000            75       201,525
Issuance of Common Shares as compensation                      135,680           136       169,464
Issuance of Common Shares in exchange for
   services performed                                            5,161             5        16,108
Comprehensive income (loss):
   Change in Unrealized Gain on Marketable
     Securities
   (Net of Income Taxes of $254,415)
   Net loss
Total comprehensive loss
                                              ----------------------------------------------------
Balance December 31, 2000                        3          17,150,078       $17,150   $33,815,036
                                              ====================================================


                                                           Retained
                                                           Earnings
                                                           (deficit
                                               Note       accumulated    Accumulated
                                             Receivable     during         Other
                                                from      development   Comprehensive
                                             Stockholder     stage)     Income (loss)     Total
                                             -----------  ------------  --------------  ---------
BarPoint.com, Inc.
capitalization at inception                                                             $ 241,500

Reverse acquisition:
   Shares outstanding and net assets of The
     Harmat Organization at June 3, 1999                                                 4,528,330
   Issuance of shares to BarPoint.com
     shareholders                                                                               --
Private Placements and Subscription
   note receivable                            $(750,000)                                 7,554,515
Exercise of Stock Options                                                                   17,500
Issuance of Preferred Stock                                                                     30
Comprehensive income (loss):
   Change in unrealized Gain on Marketable
     Securities
   (Net of Income Tax Benefit of $376,459)                               $(1,015,665)
   Net Loss                                                 $(438,595)
Total comprehensive loss                                                                (1,454,260)
                                              ----------------------------------------------------
Balance--September 30, 1999                    (750,000)     (438,595)    (1,015,665)   10,887,615

Common Stock Dividend-- Record Date 6/2/99                                                      --
Stock Options Exercised                                                                      4,594
Cancellation of all Class A and Class B
   Warrants plus $50,000                                                                   (50,000)
Cashless exercise of Warrants                                                                   --
Warrants Exercised                                                                         434,406
Payment of Subscription Note Receivable         750,000                                    750,000
Issuance of Stock Options below Market Value                                               227,752
Issuance of Common Shares in exchange for
   services performed                                                                       87,005
Acquisition of Synergy Solutions, Inc.                                                     628,125
Private Placements                                                                      16,930,997
Warrants issued in exchange for services
   performed                                                                             1,876,329
Options issued as Settlement for a claim
   asserted                                                                                213,790
Comprehensive income (loss):
   Change in unrealized Gain on Marketable
     Securities
   (Net of Income Taxes of $1,545,721)                                     3,537,631
   Net Income                                               4,067,511                    7,605,142
Total comprehensive income
                                              ----------------------------------------------------
Balance September 30, 2000                       --         3,628,916      2,521,966    39,595,755
Acquisition of Synergy Solutions, Inc.                                                     201,600
Issuance of Common Shares as compensation                                                  169,600
Issuance of Common Shares in exchange for
   services performed                                                                       16,113
Comprehensive income (loss):
   Change in Unrealized Gain on Marketable
     Securities
   (Net of Income Taxes of $254,415)                                      (2,106,868)
   Net loss                                                (2,790,166)
Total comprehensive loss                                                                (4,897,034)
                                              ----------------------------------------------------
Balance December 31, 2000                     $ --         $  838,750     $  415,098   $35,086,034
                                              ====================================================

            See notes to condensed consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended     For the Period from
                                                                          December 31,       October 1, 1998 (date
                                                                ---------------------------  of inception) through
                                                                    2000            1999       December 31, 2000
                                                                ------------   ------------  ---------------------
OPERATING ACTIVITIES:
Net (loss) income                                               $ (2,790,166)  $   (968,790)  $    838,750
Adjustments to reconcile net (loss)
income to net cash used by operating
activities:
   Depreciation and amortization                                     205,655        224,139      1,557,160
   Write-off of licensing fee                                             --             --        681,818
   Amortization of warrants issued in exchange for services          364,394             --      1,207,454
   Issuance of common stock in exchange for services                  16,113             --        103,118
   Issuance of stock options as settlement of a claim                     --             --        213,790
   Issuance of common stock as compensation                          169,600             --        169,600
   Issuance of stock options below market price                           --             --        227,752
   Non cash administration expenses                                       --          9,998         30,498
   Gain on sale of land                                                   --        (23,866)       (23,866)
   Gain on sale of marketable securities                                  --       (337,226)   (23,521,270)
   Impairment charges on marketable securities                            --             --      4,109,219
   Deferred income tax benefit                                      (127,500)      (681,637)    (2,199,545)

Changes in operating assets and liabilities:

   Accounts receivable                                               (64,859)            --       (150,104)
   Income tax receivable                                            (813,069)            --       (813,069)
   Inventories                                                         3,686             --     (2,397,195)
   Prepaid expenses                                                 (117,786)            --       (626,829)
   Other assets                                                      210,730        (59,938)       (47,738)
   Accounts payable and accrued expenses                            (549,526)       355,615      1,466,290
   Income taxes payable                                           (4,930,840)            --             --
                                                                  ----------     ----------    -----------
Net Cash Used in Operating Activities                             (8,423,568)    (1,481,705)   (19,174,167)
                                                                  ----------     ----------    -----------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                              --        416,552     24,741,301
Purchases of property and equipment                                 (715,494)       (95,826)    (3,482,564)
Software development costs                                          (839,523)            --     (1,987,264)
Purchases of marketable securities                                (1,500,000)            --     (2,171,704)
Proceeds from sale of land                                                --        173,616        173,616
Acquisition costs                                                         --       (100,000)      (289,000)
Cash received in acquisition                                              --             --        628,227
                                                                  ----------     ----------    -----------
Net Cash (Used in) Provided by Investing Activities               (3,055,017)       394,342     17,612,612
                                                                  ----------     ----------    -----------

FINANCING ACTIVITIES:
Private placements of common stock                                        --             --     23,205,197
Proceeds from subscription receivable                                     --             --        750,000
Proceeds from exercise of warrants                                        --             --        434,406
Payments to cancel warrants                                               --        (50,000)       (50,000)
Stock options exercised                                                   --         81,860         22,094
                                                                  ----------     ----------    -----------
Net Cash Provided by Financing Activities                                 --         31,860     24,361,697
                                                                  ----------     ----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (11,478,585)    (1,055,503)    22,800,142
CASH AND CASH EQUIVALENTS - beginning of period                   34,278,727      5,973,955             --
                                                                  ----------     ----------    -----------
CASH AND CASH EQUIVALENTS - end of period                       $ 22,800,142   $  4,918,452   $ 22,800,142
                                                                ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                           $  4,400,000   $         --   $  4,400,591
                                                                ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of warrants in exchange for services                   $         --   $         --   $  1,876,328
                                                                ============   ============   ============
Software development costs for services rendered by certain
shareholders                                                    $         --   $         --   $    220,000
                                                                ============   ============   ============

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended     For the Period from
                                                                          December 31,       October 1, 1998 (date
                                                                ---------------------------  of inception) through
                                                                    2000            1999       December 31, 2000
                                                                ------------   ------------  ---------------------
Product supply and technology license agreement acquired
through issuance of common stock                                $         --   $         --   $  1,500,000
                                                                ============   ============   ============
Non-cash administration expenses                                $         --   $      9,998   $     30,498
                                                                ============   ============   ============
Issuance of common stock for acquisition of Synergy Solutions,
Inc.                                                            $    201,600   $    628,125   $    829,725
                                                                ============   ============   ============
Finders fee applied to shareholder loan                         $         --   $         --   $    218,655
                                                                ============   ============   ============

            See notes to condensed consolidated financial statements

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

         The Company is in the development stage as of December 31, 2000. Although revenues have been generated from software sales by Synergy Solutions, Inc., a wholly owned subsidiary, as of December 31, 2000, BarPoint had not yet begun to generate revenues from its principal operations. Revenues from the BarPoint online and wireless product information and shopping services have begun to develop during the first quarter of calendar 2001. The successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company's cost structure.

         On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates applications for mobile devices, for $100,000 cash and 150,000 shares of BarPoint common stock. Synergy Solutions, Inc. software products are currently sold at major on-line, retail and catalog software vendors.

         The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

         The Company filed an 8-K during the fourth quarter of 2000 indicating that the Company changed its fiscal year end from September 30 to December 31, effective with the fiscal year beginning January 1, 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $23.8 million at December 31, 2000 and $34.1 million at September 30, 2000.

         RESTRICTED INVESTMENTS

         Restricted investments consists of certificates of deposit which are restricted to collateralize certain letters of credit required by a lessor to ensure the Company's performance under the lease of the Company's headquarters located in Deerfield Beach, Florida.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives are as follows:

          Computer hardware, software and other equipment              3 years
          Furniture and fixtures                                       5 years
          Leasehold improvements                  life of the underlying lease


         Software development costs primarily consist of payroll and related costs for website development including systems personnel, consultants, and other website and infrastructure costs. Software development costs are capitalized in accordance with Statement of Position No. 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants ("AICPA") in 1998. The Company adopted this statement effective October 1, 1999. SOP 98-1 requires the Company to capitalize certain payroll and payroll related costs and other costs that are directly related to the development of certain systems of the Company. The Company amortizes these costs on a straight-line basis over a period of three years, beginning upon completion of the development software. All costs that are not capitalized under SOP 98-1 are recorded as research and development expense. In March 2000, The Emerging Issues Task Force ("EITF") issued EITF 00-2, Accounting for Website Development Costs. EITF 00-2 provides guidance on accounting for website development costs. The Company believes that its current accounting practices for website development costs comply with EITF 00-2.

         EARNINGS (LOSS) PER SHARE

         SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

Reconciliation of Basic to Diluted Earnings per share:

         The reconciliation of the basic and diluted earnings per common share is as follows:

                                                      Three months ended December 31,
                                                      -------------------------------
                                                          2000                1999
                                                      ------------         ----------
         Weighted average common shares outstanding     17,021,980         14,083,732
         Dilutive effect of:
         Stock options                                          --                 --
         Warrants                                               --                 --
                                                        ----------         ----------

         Weighted average common shares outstanding,
         assuming dilution                              17,021,980         14,083,732
                                                        ==========         ==========

         For the three months ended December 31, 2000, options to purchase 5,182,445 shares of common stock and 763,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

         For the three months ended December 31, 1999, options to purchase 2,316,912 shares of common stock and 110,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

         GOODWILL

         On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. ("Synergy") for $100,000 cash and 150,000 shares of the Company's common stock. Of the 150,000 shares, 75,000 were held in escrow subject to earn-out provisions of the acquisition agreement. In October 2000, an agreement was reached with the Synergy shareholders to waive all earn-out provisions in exchange for the release of the 75,000 shares of BarPoint common stock held in escrow. The total fair value of the consideration paid was $929,725. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $919,728 was recorded as goodwill. Goodwill is being amortized over a ten-year period on a straight-line basis.

         REVENUE RECOGNITION

         The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. The Company has adopted the provisions of these SOPs. The adoption has not resulted in the deferral of certain revenues associated with the Company's product sales.

         In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which required recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. SOP 98-9 is effective for transactions entered into after March 15, 1999. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The adoption of SOP 98-9 did not have a material change in the accounting for revenues for the Company.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition issues. The Company adopted SAB 101 on October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

         The Company recognizes revenue upon shipment of shrink-wrapped software products based on "FOB shipping" terms. Under FOB Shipping terms, title and risk of loss are transferred when the products are shipped to the customer. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenue is recognized net of an allowance for returns. Reserves are provided for returns of excess quantities of current product versions, as well as previous versions of products still in the distribution channel when new versions are launched. In certain situations, when products are shipped to certain distributors, revenue is deferred until the products have been shipped to the retailers.

         The Company recognizes revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized once upon delivery of the product or completion of the service, rather than ratably over time. Furthermore, revenue is recognized provided that no significant obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

         RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform to the current year presentation

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                          December 31,     September 30,
                                              2000             2000
                                          ------------     -------------
         Furniture and Fixtures              $36,596           $36,596
         Computer equipment and software   3,318,141         2,730,625
         Website development cost          2,122,264         1,282,741
         Leasehold improvements              127,978                --
                                          ----------        ----------
         Total                             5,604,979         4,049,962

         Less accumulated depreciation      (636,553)         (462,978)
                                          ----------        ----------
         Property and equipment, net      $4,968,426        $3,586,984
                                          ==========        ==========

         Depreciation expense totaled $173,575 and $7,999 for the three months ended December 31, 2000 and 1999, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         The Company is not party to or aware of any legal proceedings or claims that the Company believes will have individually or in the aggregate a material adverse effect on our business, prospects, financial condition or operating results.

5.       SUBSEQUENT EVENTS

         In January 2001, the Company entered into an agreement with Logictier, Inc., a leading Internet operations provider, to host the Company's e-business and mobile commerce infrastructure commencing in March 2001. BarPoint intends to launch an enhanced backend infrastructure for its web and wireless operations that is secure and scalable and includes software from industry leaders Broadvision, WebMethods, Verity and Brience. BarPoint has selected Logictier, Inc., a leading Internet operations provider, to manage and host this new backend infrastructure. The appointment of Logictier will eliminate the need for BarPoint to oversee separate hosting facilities, purchase high-end servers and systems infrastructure, or hire additional staff dedicated to web server implementation and maintenance. Instead, Logictier will deploy, manage and support the entire suite of products and services necessary to support BarPoint.com's web infrastructure and access requirements including the operational services and the deployment and management of the hardware, software, network, and data centers. The complete Logictier package, which includes all necessary hardware and bandwidth in a totally scalable configuration, represents a multimillion-dollar commitment from BarPoint over an initial 3-year period. In connection with this Agreement, the Company has issued warrants to purchase up to 50,000 shares of the Company's common stock at a price per share of $1.719.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Overview

         BarPoint.com is an online and wireless product information and shopping service. As a content provider, retail sales facilitator, and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint's service uses unique product identifiers, such as the UPC barcode number, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. The Company is uniquely positioned to benefit from the growth in mobile commerce as wireless communications, mobile computing and scanning technologies converge. Whether using a handheld device to scan or manually enter the product's UPC or accessing BarPoint's website from a desktop computer, BarPoint provides a direct route to product information. BarPoint has strategic alliances with companies such as AT&T Wireless (NYSE:AWE), Motorola (NYSE:MOT), Sprint PCS (NYSE: PCS), Verizon Wireless, Go America (Nasdaq:GOAM), i3 Mobile, Inc. (Nasdaq: IIIM), JP Systems, and Symbol Technologies (NYSE:SBL) and acquired Synergy Solutions in November 1999. Synergy builds applications for handheld computers that are focused on improving productivity.

         BarPoint is in the development stage as of December 31, 2000. Although revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary as of December 31, 2000, BarPoint had not yet begun to generate revenues from its principal operations. Revenues from the BarPoint online and wireless product information and shopping services to develop during the first quarter of calendar 2001. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

         BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ SmallCap Market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000, with ongoing enhancements continuing to be rolled out.

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

         At December 31, 2000, we had $22.8 million in cash and cash equivalents plus $1.5 million of certificates of deposit collateralizing letters of credit and $0.9 million in marketable securities. We estimate that these resources are adequate to cover operating expenses and capital expenditures for approximately one year. In addition, we have begun to generate revenues from the BarPoint service during the first quarter of calendar 2001, and expect continued growth in Synergy Solutions software sales. However, there is no assurance that sales will materialize as expected and that we will not require additional capital prior to the end of such period.

         Results of Operations

         Net revenues for the quarter ended December 31, 2000 were $137,969, an increase of $87,644, or 174%, from the comparable 1999 period. Compared to the prior quarter ended September 30, 2000, net revenues increased

$27,796, or 25%. Revenues for all periods were from sales of Synergy Solutions software applications for mobile devices. Synergy did not enter the retail distribution channel until 2000, thus sales during the 1999 period were primarily direct sales through the Synergy Solutions web site. In addition, PDActivate 1.0 was first launched in December 1999. Synergy software is currently sold at major on-line, retail, and catalog software vendors. The increase over the prior quarter is primarily due to the successful implementation of PDActivate 2.0 and the launch of SlideShow Commander during the quarter. The sales increase for both periods was $20,000 higher than the foregoing net revenue numbers indicate, because an allowance for returns was established during the quarter ended December 31, 2000. In prior periods, revenue was recorded when the product was sold to the end user, thus minimizing potential returns. Due to the addition of new distribution channels, revenues are now recorded when the distributor sells product to the retailers or the product is sold directly to the end user.

         For the quarter ended December 31, 2000, BarPoint reported a net loss of $2,790,166 or $0.16 per share basic and diluted, compared to a net loss of $968,790, or $0.07 per share basic and diluted, in the comparable 1999 period.

         Losses from operations were $4,737,334 for the quarter ended December 31, 2000, compared to losses of $2,086,780 in the comparable 1999 period. The increase from the comparable 1999 period is primarily due to the growth in BarPoint's infrastructure with the number of employees increasing from 25 at December 31, 1999 to 82 at December 31, 2000. Compared to the prior quarter ended September 30, 2000, losses from operations decreased $725,774. The quarter to quarter decrease results primarily from a $682,000 write-off of the unamortized balance of the Symbol Technologies product supply and license agreement in the quarter ended September 30,2000.

         Selling, general and administrative expenses were $4,279,555 for the quarter ended December 31, 2000, compared to $1,881,134 the quarter ended December 31, 1999. The primary reason for the increases in selling, general and administrative expenses is growth of headcount from 25 at December 31, 1999 to 82 at December 31, 2000, and the corresponding increases in salaries and benefits, facilities and administration. This growth was necessary to build the foundation to support BarPoint's ongoing operations.

         Advertising expenses, which are included in selling, general and administrative expenses, were $361,640, $238,617 and $207,800 for the quarters ended December 31, 2000, September 30, 2000 and December 31, 1999 respectively. Advertising expenses were primarily related to developing brand recognition. We expect to increase the level of marketing and advertising expense to build traffic on our site beginning in the second quarter of 2001, as we develop additional partnerships with manufactures and retailers.

         Research and development expenses were $577,008, $590,441 and $254,204 for the quarters ended December 31, 2000, September 30, 2000 and December 31, 1999, respectively. The increase in research and development spending was primarily due to the continued development of our product database, content and technology infrastructure. While the majority of the development of our technology infrastructure is expected to be completed by the end of March 2001, there will be ongoing development of website functionality and software applications.

         Interest income was $475,759, $603,257 and $65,906 for the quarters ended December 31, 2000, September 30, 2000 and December 31, 1999 respectively. The increase from the quarter ended December 31, 2000 versus December 31, 1999 was due to an increase in cash balances generated from proceeds from private placements and sales of marketable securities. The decrease for the quarter ended December 31, 2000 from the prior quarter ended September 30, 2000 resulted from the decrease in cash and cash equivalents of approximately $11.5 million which was due to a payment of federal income tax of $4.4 million, the $1.5 million purchase of certificates of deposit to collateralize letters of credit, losses from operating activities of approximately $4.1 million and capital expenditures of approximately $1.5 million. The interest was earned from the investment of these balances in money market funds, AAA rated government securities and A1/P1 rated commercial paper.

         Other income for the quarter ended December 31, 1999 consisted primarily of gains on the sale of marketable securities.

         Liquidity and Capital Resources

         As of December 31, 2000, the Company had approximately $22.8 million in cash and cash equivalents plus $1.5 million of certificates of deposit collateralizing letters of credit and $0.9 million in marketable securities. The marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $11.5 million from September 30, 2000 due to a federal income tax payment of $4.4 million, the $1.5 million purchase of certificates of deposit to collateralize letters of credit, losses from operating activities of approximately $4.1 million and capital expenditures of approximately $1.5 million. The tax payment was triggered by a capital gain on the sale of marketable securities during the fiscal year ended September 30, 2000. Since the Company expects losses from operations for the foreseeable future, we expect to recover the entire $4.4 million through income tax refunds over the next eighteen months. Due to the change in the Company's fiscal year to December 31, a short period tax return will be filed for the three months ended December 31, 2000 from which we expect a refund of approximately $1.4 million. The remaining $3.0 million refund is expected after we file our tax return for the year ending December 31, 2001.

         Cash used in operations during the quarter ended December 31, 2000, excluding the $4.4 million income tax payment, was $4,023,568 compared to $1,481,705 during the comparable 1999 period. The increase was primarily driven by growth of headcount from 25 at December 31, 1999 to 82 at December 31, 2000, and the corresponding increases in salaries and benefits, facilities and administration. During the past eighteen months, we have built the infrastructure necessary to support BarPoint's ongoing operations. For the quarter ended December 31, 2000, net cash used in investing activities was $3,055,017, consisting primarily of software development, purchased software and computer equipment, the $1.5 million purchase of certificates of deposit to collateralize letters of credit, as well as tenant improvements at our new headquarters facility. For the quarter ended December 31, 1999, there was cash provided by investing activities consisting primarily of proceeds from the sale of land of approximately $174,000 and proceeds from the sale of marketable securities of approximately $417,000, partially offset by cost related to the acquisition of Synergy Solutions, Inc. of $100,000 and purchases of property and equipment of approximately $96,000.

         There were no material financing activities during the quarters ended December 31, 2000 and 1999.

         We believe that cash and cash equivalents and marketable securities at December 31, 2000 will be adequate to cover operating expenses for the next year. To be successful, we need to continue growing our database, our customer base, and our user base, and, we need to achieve a level of revenues adequate to support our cost structure. We are taking a positive step towards achieving higher revenue growth with the substantial completion and implementation of our development and technology infrastructure, which is expected to occur in March of 2001. While this effort has taken several months longer than originally anticipated, we have designed and built a foundation that will support mobile commerce and the rapid expansion of our database and user base. In addition, management believes that the current economic environment may impact short-term efforts to sell advertising space and promotional opportunities. We will work diligently to control our spending while we grow revenue, but we cannot be certain that we will not require additional capital prior to the end of the current year. We are currently exploring alternatives for additional future funding.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.


Item 5. Other Information.

         None.


Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.1 Logictier Master Terms and Conditions for TPM Services, dated as of January 15, 2001, between BarPoint and Logictier, Inc. Confidential treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "[*]".

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2001

BarPoint.com, Inc.


By:      /s/ John C. Macatee
         --------------------------------------
         John C. Macatee
         President and Chief Executive Officer
         (Principal Executive Officer)



By:      /s/ Michael A Karmelin
         --------------------------------------
         Michael A. Karmelin
         Chief Financial Officer
         (Principal Financial Officer)

                                  EXIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

  10.1          Logictier Master Terms and Conditions for TPM
                Services, dated as of January 15, 2001, between BarPoint and Logictier, Inc. Confidential treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "[*]".