Form 10QSB
period 2001-03-31
BARPOINT COM INC
filed 2001-05-15
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended March 31, 2001

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

                               2200 SW 10th Street
                            Deerfield Beach, FL 33442
                    (Address of Principal Executive Offices)

                                 (954) 949-7000
                (Issuer's Telephone Number, Including Area Code)

                           One East Broward Boulevard
                                    Suite 410
                            Fort Lauderdale, FL 33301
                                 (954) 745-7500

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


    State the number of shares outstanding of each of issuer's classes of common equity, as of May 14, 2001:

                   Title of Class                   Number of Shares
                   --------------                   ----------------
           Common Stock, par value $.001               17,150,078

           Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]          No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Bar Point.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                                                   March 31,        December 31,
                                                                                      2001              2000
                                                                                  ------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                                         $ 16,776,291      $ 22,800,142
Marketable securities, at market                                                       854,074           923,784
Restricted investments                                                               1,500,000         1,500,000
Accounts receivable                                                                    506,238           150,104
Income taxes receivable                                                              2,153,688           813,069
Inventories                                                                          2,260,124         2,397,195
Prepaid expenses                                                                     1,095,104         1,295,703
Other current assets                                                                   664,291           323,602
                                                                                  ------------      ------------
Total Current Assets                                                                25,809,810        30,203,599
                                                                                  ------------      ------------
Property and equipment - net of accumulated depreciation of $950,706 and
  $636,553 at March 31, 2001 and December 31, 2000, respectively                     6,572,835         4,968,426
                                                                                  ------------      ------------
OTHER ASSETS

Goodwill-net of accumulated amortization of $116,493 and $91,161
  at March 31, 2001 and December 31, 2000, respectively                                803,236           828,568
Deferred tax asset                                                                     692,569           648,202
Other, net                                                                              66,833            73,583
                                                                                  ------------      ------------
                                                                                     1,562,638         1,550,353
                                                                                  ------------      ------------
TOTAL ASSETS                                                                      $ 33,945,283      $ 36,722,378
                                                                                  ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                             $    938,986      $  1,636,344
Current portion of obligations under capital lease                                     109,870              --
Other current liabilities                                                                2,155              --
                                                                                  ------------      ------------
Total Current Liabilities                                                            1,051,011         1,636,344

OTHER LIABILITIES
Obligations under capital leases                                                       226,599              --
                                                                                  ------------      ------------
TOTAL LIABILITIES                                                                    1,277,610         1,636,344
                                                                                  ------------      ------------
COMMITMENT AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000
  shares; 3 issued and outstanding                                                         --                --
Common stock: $.001 par value; authorized 100,000,000
  shares; issued and outstanding 17,150,078
  at March 31, 2001 and December 31, 2000                                               17,150            17,150
Paid in capital                                                                     33,850,036        33,815,036
(Deficit) retained earnings accumulated during development stage                    (1,589,385)          838,750
Accumulated other comprehensive income                                                 389,872           415,098
                                                                                  ------------      ------------
Total Stockholders' Equity                                                          32,667,673        35,086,034
                                                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 33,945,283      $ 36,722,378
                                                                                  ============      ============

            See notes to condensed consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Period from
                                                         Three Months          October 1, 1998 (date
                                                        Ended March 31,        of inception) through
                                               ------------------------------        March 31,
                                                    2001             2000              2001
                                               ------------      ------------      ------------
Revenue

    BarPoint services and related sales        $    305,041      $       --        $    305,041
    Applications                                    180,015           169,965           840,793
                                               ------------      ------------      ------------
Total Revenue                                       485,056           169,965         1,145,834

Cost of sales                                       169,994            14,158           241,447
                                               ------------      ------------      ------------

Gross profit                                        315,062           155,807           904,387
                                               ------------      ------------      ------------

Operating Expenses:
Selling, general and administrative               3,720,395         3,183,778        20,393,504
Research and development                            324,718           354,943         2,149,201
Depreciation and amortization                       345,734           241,713         1,902,894
                                               ------------      ------------      ------------
Total Operating Expenses                          4,390,847         3,780,434        24,445,599
                                               ------------      ------------      ------------

Loss from operations                             (4,075,785)       (3,624,627)      (23,541,212)
                                               ------------      ------------      ------------

Other Income:
Interest income                                     340,193           220,794         2,453,197
Net gains on sale of marketable securities
   and other assets                                    --          23,052,216        19,412,051
                                               ------------      ------------      ------------
Total Other Income                                  340,193        23,273,010        21,865,248
                                               ------------      ------------      ------------

(Loss) income before income tax benefit          (3,735,592)       19,648,383        (1,675,964)

Income tax benefit (expense)                      1,307,457        (6,676,363)           86,581
                                               ------------      ------------      ------------

Net (loss) income                              $ (2,428,135)     $ 12,972,020      $ (1,589,385)
                                               ============      ============      ============

(Loss) income per common share--
   Basic                                       $      (0.14)     $       0.84      $      (0.14)
                                               ============      ============      ============

(Loss) income per common share--
   Diluted                                     $      (0.14)     $       0.74      $      (0.14)
                                               ============      ============      ============

Weighted average common shares
    Shares outstanding - Basic                   17,150,078        15,409,478        11,326,147
                                               ============      ============      ============

Weighted average common shares
    Shares outstanding - Diluted                 17,150,078        17,488,947        11,326,147
                                               ============      ============      ============

            See notes to condensed consolidated financial statements

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the Period from
                                                                       Three Months          October 1, 1998 (date
                                                                      Ended March 31,        of inception) through
                                                             ------------------------------        March 31,
                                                                  2001             2000              2001
                                                             ------------      ------------      ------------
OPERATING ACTIVITIES:
Net (loss) income                                            $ (2,428,135)     $ 12,972,020      $ (1,589,385)
Adjustments to reconcile net loss to net cash used by
 operating activities:
    Depreciation and amortization                                 345,734           241,713         1,902,894
    Write-off of licensing fee                                       --                --             681,818
    Amortization of warrants issued in exchange for services      230,312           360,000         1,437,766
    Issuance of common stock in exchange for services                --                --             103,118
    Issuance of stock options as settlement of a claim               --                --             213,790
    Issuance of stock options as compensation                        --             220,000           169,600
    Issuance of stock options below market price                     --                --             227,751
    Non cash administration expenses                                 --                --              30,498
    Gain on sale of land                                             --                --             (23,866)
    Gain on sale of marketable securities                            --         (23,052,216)      (23,521,270)
    Impairment charges on marketable securities                      --                --           4,109,219
    Deferred income tax benefit                                      --                --          (2,199,544)
Changes in operating assets and liabilities:
    Accounts receivable                                          (356,134)          (42,174)         (506,238)
    Income taxes receivable                                    (1,340,619)        5,786,726        (2,153,688)
    Inventories                                                   137,071            (2,181)       (2,260,124)
    Prepaid expenses                                                5,905              --            (620,924)
    Other assets                                                 (340,689)          (35,785)         (388,427)
    Accounts payable and accrued expenses                        (697,358)          291,305           768,932
    Other current liabilities                                       2,155              --               2,155
                                                             ------------      ------------      ------------
Net Cash Used in Operating Activities                          (4,441,758)       (3,260,592)      (23,615,925)
                                                             ------------      ------------      ------------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                         --          24,451,373        24,741,301
Purchases of property and equipment                            (1,223,623)          (93,822)       (4,706,187)
Software development costs                                       (279,634)             --          (2,266,898)
Purchases of marketable securities                                   --                --          (2,171,704)
Proceeds from sale of land                                           --                --             173,616
Acquisition costs                                                    --                --            (289,000)
Cash received in acquisition                                         --                --             628,227
                                                             ------------      ------------      ------------
Net Cash (Used in) Provided by Investing Activities            (1,503,257)       24,357,551        16,109,355
                                                             ------------      ------------      ------------
FINANCING ACTIVITIES:
Private placements of common stock                                   --                --          23,205,197
Proceeds from subscription receivable                                --             750,000           750,000
Proceeds from exercise of warrants                                   --             356,982           434,406
Payment of capital lease obligations                              (78,836)             --             (78,836)
Payments to cancel warrants                                          --                --             (50,000)
Stock options exercised                                              --                 159            22,094
                                                             ------------      ------------      ------------
Net Cash (Used in) Provided by Financing Activities               (78,836)        1,107,141        24,282,861
                                                             ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                 (6,023,851)       22,204,100        16,776,291
CASH AND CASH EQUIVALENTS - beginning of period                22,800,142         4,918,452              --
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS - end of period                    $ 16,776,291      $ 27,122,552      $ 16,776,291
                                                             ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                        $       --        $       --        $  4,400,591
                                                             ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease                            $    415,305      $       --        $    415,305
                                                             ============      ============      ============
Issuance of warrants in exchange for services                $     35,000      $    360,000      $  1,911,328
                                                             ============      ============      ============
Software development costs for services rendered by
certain shareholders                                         $       --        $       --        $    220,000
                                                             ============      ============      ============
Product supply and technology license agreement acquired
through issuance of common stock                             $       --        $       --        $  1,500,000
                                                             ============      ============      ============
Non-cash administration expenses                             $       --        $       --        $     30,498
                                                             ============      ============      ============
Finders fee applied to shareholder loan                      $       --        $       --        $    218,655
                                                             ============      ============      ============

            See notes to condensed consolidated financial statements

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
For each of the periods and the period from October 1, 1998 (date of inception)
                             through March 31, 2001
                                   (Unaudited)

                                                     # of                                                       Note
                                                   Shares of    # of                                          Receivable
                                                   Preferred  Shares of                        Additional       from
                                                     Stock   Common Stock       Par Value    Paid-In Capital  Stockholder
                                                   --------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at inception                       100             $100         $241,400
Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June 3, 1999                   2,662,500            2,662        4,525,668
  Issuance of shares to BarPoint.com shareholders              6,633,942            6,534           (6,534)
Private Placements and Subscription
   note receivable                                             4,499,868            4,500        8,300,015       $(750,000)
Exercise of Stock Options                                         50,000               50           17,450
Issuance of Preferred Stock                           3                                                 30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $376,459)
    Net Loss
Total comprehensive loss
                                                   --------------------------------------------------------------------------
Balance - September 30, 1999                          3       13,846,410           13,846      $13,078,029       ($750,000)
                                                   --------------------------------------------------------------------------

Common Stock Dividend - Record Date 6/2/99                       878,770             $879            $(879)
Stock Options Exercised                                           12,186               13            4,581
Cancellation of all Class A and
   Class B Warrants plus $50,000                                 325,000              325          (50,325)
Cashless exercise of Warrants                                    195,372              195             (195)
Warrants Exercised                                                97,339               97          434,309
Payment of Subscription Note Receivable                                                                           $750,000
Issuance of Stock Options below Market Value                                                       227,752
Issuance of Common Shares in exchange
   for services performed                                         26,660               26           86,979
Acquisition of Synergy Solutions, Inc.                            75,000               75          628,050
Private Placements                                             1,447,500            1,478       16,929,519
Warrants issued in exchange
   for services performed                                                                        1,876,329
Options issued as Settlement
   for a claim asserted                                                                            213,790
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)
    Net Income
Total comprehensive income
                                                   --------------------------------------------------------------------------

                                                   (Deficit)
                                                   Retained
                                                   Earnings
                                                  accumulated    Accumulated
                                                    during          Other
                                                  development    Comprehensive
                                                    stage        Income (loss)          Total
                                                  -----------------------------------------------
BarPoint.com, Inc. capitalization at inception                                         $241,500
Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June 3, 1999                                          4,528,330
  Issuance of shares to BarPoint.com shareholders                                             -
Private Placements and Subscription
   note receivable                                                                    7,554,515
Exercise of Stock Options                                                                17,500
Issuance of Preferred Stock                                                                  30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $376,459)                       $(1,015,665)
    Net Loss                                        $(438,595)
Total comprehensive loss                                                             (1,454,260)
                                                  -------------------------------------------------
Balance - September 30, 1999                        ($438,595)    ($1,015,665)      $10,887,615
                                                  -------------------------------------------------

Common Stock Dividend - Record Date 6/2/99                                                 $  -
Stock Options Exercised                                                                   4,594
Cancellation of all Class A and
   Class B Warrants plus $50,000                                                        (50,000)
Cashless exercise of Warrants                                                                --
Warrants Exercised                                                                      434,406
Payment of Subscription Note Receivable                                                 750,000
Issuance of Stock Options below Market Value                                            227,752
Issuance of Common Shares in exchange
   for services performed                                                                87,005
Acquisition of Synergy Solutions, Inc.                                                  628,125
Private Placements                                                                   16,930,997
Warrants issued in exchange
   for services performed                                                             1,876,329
Options issued as Settlement
   for a claim asserted                                                                 213,790
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)                      $3,537,631
    Net Income                                     $4,067,511
Total comprehensive income                                                            7,605,142
                                                  -------------------------------------------------

                                                     # of                                                       Note
                                                   Shares of    # of                                          Receivable
                                                   Preferred  Shares of                        Additional       from
                                                     Stock   Common Stock       Par Value    Paid-In Capital  Stockholder
                                                   --------------------------------------------------------------------------
Balance September 30, 2000                            3       16,934,237          $16,934      $33,427,939             $--
                                                   --------------------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                            75,000              $75         $201,525
Issuance of Common Shares as compensation                        135,680              136          169,464
Issuance of Common Shares in exchange
   for services performed                                          5,161                5           16,108
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $1,291,306)
   Net loss
Total comprehensive loss

                                          -----------------------------------------------------------------------------------
Balance December 31, 2000                             3       17,150,078          $17,150      $33,815,036             $ -
                                          -----------------------------------------------------------------------------------

Warrants issued in exchange
   for services performed                                                                          $35,000
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $13,583)
   Net loss
Total comprehensive loss

                                          -----------------------------------------------------------------------------------
Balance March 31, 2001                                3       17,150,078          $17,150      $33,850,036             $ -
                                          -----------------------------------------------------------------------------------

                                                   (Deficit)
                                                   Retained
                                                   Earnings
                                                  accumulated    Accumulated
                                                    during          Other
                                                  development    Comprehensive
                                                    stage        Income (loss)          Total
                                                  -----------------------------------------------

Balance September 30, 2000                         $3,628,916      $2,521,966       $39,595,755
                                                   ------------------------------------------------

Acquisition of Synergy Solutions, Inc.                                                 $201,600
Issuance of Common Shares as compensation                                               169,600
Issuance of Common Shares in exchange
   for services performed                                                                16,113
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $1,291,306)                      $(2,106,868)
   Net loss                                        (2,790,166)
Total comprehensive loss                                                             (4,897,034)

                                                   ------------------------------------------------
Balance December 31, 2000                            $838,750        $415,098       $35,086,034
                                                   ------------------------------------------------

Warrants issued in exchange
   for services performed                                                               $35,000
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $13,583)                            $(25,226)
   Net loss                                        (2,428,135)
Total comprehensive loss                                                             (2,453,361)

                                                   ------------------------------------------------
Balance March 31, 2001                            ($1,589,385)       $389,872       $32,667,673
                                                   ------------------------------------------------

            See notes to condensed consolidated financial statements

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BUSINESS AND BASIS OF PRESENTATION

                  BarPoint.com, Inc. and subsidiaries ("BarPoint" or the "Company") is an online and wireless product information service and applications developer. As a content provider, retail sales facilitator, and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint uses unique product identifiers, such as UPC barcode numbers, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. BarPoint, under the brand name Synergy Solutions, also develops applications for handheld computers that are focused on improving productivity. In addition, BarPoint develops custom applications for its partners that support the use of BarPoint services.

                  BarPoint is in the development stage as of March 31, 2001. During the quarter ended March 31, 2001, BarPoint began to generate revenues from core web and wireless services and related sales of scanning devices, which accounted for approximately 60% of the approximately $485,000 of revenues for the quarter. The balance of the revenues for the quarter was from Synergy Solutions software sales and related license and royalty fees. The continuation of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

                  On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates applications for mobile devices, for $100,000 cash and 150,000 shares of BarPoint common stock. Synergy Solutions, Inc. software products are currently sold at major on-line, retail and catalog software vendors.

                  The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 and the Form 10-QSB for the quarter ended December 31, 2000.

                  The Company filed an 8-K during the fourth quarter of 2000 indicating that the Company changed its fiscal year end from September 30 to December 31, effective with the fiscal year beginning January 1, 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONCENTRATIONS OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted investments. The Company places its cash, cash equivalents, and restricted investments with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $17.9 million at March 31, 2001 and $23.8 million at December 31, 2000.

         RESTRICTED INVESTMENTS

                  Restricted investments consists of certificates of deposit that are restricted to collateralize certain letters of credit required by a lessor to ensure the Company's performance under the lease of the Company's headquarters located in Deerfield Beach, Florida.

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

Reconciliation of Basic to Diluted Earnings per share:

                  The reconciliation of the basic and diluted earnings per common share is as follows:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                            2001               2000
                                                         ----------         ----------
         Weighted average common shares outstanding      17,150,078         15,409,478
         Dilutive effect of:
           Stock options                                         --          1,997,006
           Warrants                                              --             82,463
                                                         ----------         ----------
         Weighted average common shares outstanding,
           assuming dilution                             17,150,078         17,488,947
                                                         ==========         ==========

                  For the three months ended March 31, 2001, options to purchase 3,824,820 shares of common stock and 798,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

                  For the three months ended March 31, 2000, options to purchase 24,316 shares of common stock were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

         REVENUE RECOGNITION

                  The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", which provide guidance on accounting principles generally accepted in the United States of America for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. The Company has adopted the provisions of these SOPs. The adoption has not resulted in the deferral of certain revenues associated with the Company's product sales.

                  In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which required recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. SOP 98-9 is effective for transactions entered into after March 15, 1999. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The adoption of SOP 98-9 did not require a material change in the accounting for revenues for the Company.

                  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition issues. The Company conformed its revenue recognition policies to SAB 101 on October 1, 2000. Such conformity to SAB 101 did not have a material impact on the Company's financial statements.

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

                  The Company recognizes revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized once upon delivery of the product or completion of the service, rather than ratably over time. Furthermore, revenue is recognized provided that no significant obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

         RECLASSIFICATIONS

                  Certain prior year balances have been reclassified to conform to the current year presentation


3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                   March 31,           December 31,
                                                     2001                 2001
                                               ----------------       -------------
         Furniture and Fixtures                $        306,779       $      36,596
         Computer equipment and software              4,364,312           3,318,141
         Website development costs                    2,401,898           2,122,264
         Leasehold improvements                         450,552             127,978
                                               ----------------       -------------
         Total                                        7,523,541           5,604,979

         Less accumulated depreciation                 (950,706)           (636,553)
                                               ----------------       -------------
         Property and equipment, net           $      6,572,835           4,968,426
                                               ================       =============

                  Depreciation expense totaled $314,153 and $173,575 for the three months ended March 31, 2001 and 2000, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

                  On March 23, 2001, HighPoint Systems, Inc. ("HighPoint") notified BarPoint.com, Inc. via correspondence that HighPoint had filed a patent infringement complaint on March 22, 2001 against BarPoint and Office Depot, Inc. in the United States District Court, District of Massachusetts. As of May 14, 2001, process has not been served upon the Company. BarPoint does not believe that it has infringed upon any HighPoint patent, and will vigorously defend itself against the allegations if and when the complaint is actually served.

5.       SUBSEQUENT EVENTS

                  On May 3, 2001, Logictier, Inc., the company that hosts BarPoint's e-business and mobile commerce infrastructure, unexpectedly advised BarPoint that it is exiting the internet hosting business and that it expects BarPoint to transition to another hosting facility by May 31, 2001. Logictier and BarPoint are collaborating on the preparation and execution of a transition plan and the Company's making every effort to minimize or avoid any disruption of service during this transition.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


         Overview

         BarPoint.com is an online and wireless product information service and applications developer. As a content provider, retail sales facilitator, and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint's service uses unique product identifiers, such as the UPC barcode number, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. The Company is uniquely positioned to benefit from the growth in mobile commerce as wireless communications, mobile computing and scanning technologies converge. Whether using a handheld device to scan or manually enter the product's UPC or accessing BarPoint's website from a desktop computer, BarPoint provides a direct route to product information. BarPoint has strategic alliances with companies such as AT&T Wireless, Motorola, Sprint PCS, Verizon Wireless, Go America, i3 Mobile, Inc., US West/Quest, Air2Web and Symbol Technologies. BarPoint, under the brand name Synergy Solutions, also develops applications for handheld computers that are focused on improving productivity. In addition, BarPoint develops custom applications that support the use of BarPoint services for its partners.

         BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ SmallCap Market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000, with ongoing enhancements continuing to be rolled out. In November 1999, BarPoint acquired Synergy Solutions, Inc., which is now a wholly-owned subsidiary of BarPoint. Synergy focuses on building applications for handheld computers that improve user productivity.

         Between June 1999 and April 2000, BarPoint was able to generate approximately $50 million in cash to support development, infrastructure investment and rollout of the BarPoint service. From June through August 1999, we issued 4,499,868 shares of BarPoint common stock in private placements to accredited investors for gross proceeds of approximately $6.2 million. During the first quarter of 2000, we sold marketable securities obtained in the reverse acquisition of Harmat for approximately $24.5 million. In April 2000, we issued 1,477,500 shares of BarPoint common stock in private placements for gross proceeds of approximately $17.7 million.

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

         BarPoint is in the development stage as of March 31, 2001. During the quarter ended March 31, 2001, BarPoint began to generate revenues from core web and wireless services and related sales of scanning devices, which accounted for approximately 60% of the approximately $485,000 of revenues for the quarter. The balance of the revenues for the quarter was from Synergy Solutions software sales and related license and royalty fees. The continuation of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

         At March 31, 2001, the Company had total assets of approximately $34.0 million and total liabilities of approximately $1.3 million, with approximately $16.8 million in cash and cash equivalents and approximately $854,000 in marketable securities. In addition, the Company expects to receive an income tax refund of approximately $4.4 million after it files its tax return for the tax year ending September 30, 2001. We estimate that these resources are adequate to cover operating needs for more than twelve months going forward, regardless of revenue assumptions. However, there is no assurance that we will not require additional capital prior to the end of such period due to unforseen events.

         Results of Operations

         For the quarter ended March 31, 2001 net revenues grew to $485,056, an increase of 250% sequentially over prior quarter revenues of $137,970, and an increase of 185% over same quarter last year revenues of $169,965. First quarter results demonstrate the execution of our previously outlined strategy of diversifying our revenue stream to include significant revenues from our core web and wireless services. Approximately 60% of our revenue during the first quarter came from these new services and related sales of scanning devices. The software applications business which, until now, represented the majority of the Company's sales, continued to perform well during the period as a result of broader distribution of new products such as SlideShow Commander for Palm OS handheld computers

         Results for the first quarter of 2001 reflect additional retail distribution for our packaged software applications; the commercialization of our first custom application, The Office Depot Quick Purchase Program; and the introduction of the My BarPoint Mobile application. We also implemented the enhanced BarPoint platform which is powered by custom technology from leading providers such as BroadVision, Verity, WebMethods and Brience. The primary objectives of the technology upgrade were to increase scalability, improve security, improve search capability, and accelerate the integration of datafeeds from multiple sources. In addition, the new platform facilitated the introduction of a secure online and mobile wallet and shopping cart to enable registered BarPoint users to make direct wireless purchases from vendor partners.

         The net loss for the quarter ended March 31, 2001 was $2,428,135, or $0.14 per share basic and diluted, an improvement of approximately $362,000, or $0.02 per share basic and diluted, compared to the prior quarter net loss of $2,790,165, or $0.16 per share basic and diluted. For the quarter ended March 31, 2000, the Company had net income of $12,972,020, or $0.84 per share basic and $0.74 diluted, primarily due to gains on the sales of marketable securities.

         The loss from operations for the quarter ended March 31, 2001 was $4,075,785, an improvement of approximately $662,000 compared to the prior quarter loss from operations of $4,737,333. The loss from operations for the same quarter last year was $3,624,627. The improvement from the prior quarter results primarily from increased gross profit of $196,000 due to increased revenue, reduced selling, general and administrative expense of $354,000 and reduced research and development expense of $252,000, partially offset by increased depreciation and amortization expense of $140,000. The $451,158 increase in the loss from operations from the quarter ended March 31, 2000 is primarily due to costs related to the implementation of our new technology platform and operational infrastructure.

         Selling, general and administrative expenses were $3,720,395 for the quarter ended March 31, 2001, a decrease of $353,503 sequentially from the prior quarter. The decrease is primarily due to lower marketing and advertising expense, lower travel expense and lower compensation expense due to a one-time non-cash incentive bonus paid in the quarter ended December 31, 2000, partially offset by increased facilities cost. Compared to the quarter ended March 31, 2000, selling, general and administrative expenses increased $536,617, primarily due to costs related to the implementation of our new technology platform and operational infrastructure.

         Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $197,000, $362,000 and $839,000 for the quarters ended March 31, 2001, December 31, 2000 and March 31, 2000 respectively. Spending during the quarter ended March 31, 2000 included agency fees which were discontinued in April 2000 and advertising costs related to the introduction of our preview website in December 1999. Due to current economic conditions, we plan to maintain marketing and advertising expense at a conservative level unless definitive revenue commitments warrant additional spending.

         Research and development expenses were $324,718, $577,008 and $354,943 for the quarters ended March 31, 2001, December 31, 2000 and March 31, 2000, respectively. During the quarter ended December 31, 2000, additional costs to maintain and enhance the functionality of the previous technology platform were expensed as incurred and are reflected in the higher level of research and development cost for that period. Research and development expense relates to planning stage activities for new applications or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under generally accepted accounting principles.

         Interest income was $340,193, $475,759 and $220,794 for the quarters ended March 31, 2001, December 31, 2000 and March 31, 2000 respectively. The decrease for the quarter ended March 31, 2001 from the prior quarter ended December 31, 2000 resulted from the decrease in cash and cash equivalents of approximately $6.0 million due to cash used in operating activities of approximately $4.4 million and capital expenditures of approximately $1.5 million. The increase from the quarter ended March 31, 2000 was due to an increase in cash balances generated from proceeds from private placements in April 2000 and sales of marketable securities during the first quarter of 2000, partially offset by operating losses and capital expenditures. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

         Other income for the quarter ended March 31, 2000 consisted primarily of gains on the sale of marketable securities.

         Liquidity and Capital Resources

         At March 31, 2001, the Company had total assets of approximately $34.0 million and total liabilities of approximately $1.3 million, with approximately $16.8 million in cash and cash equivalents and approximately $854,000 in marketable securities. The marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $6.0 million from December 31, 2000 due to cash used in operating activities of approximately $4.4 million and capital expenditures of approximately $1.5 million. The Company expects to receive a Federal tax refund of approximately $4.4 million once the tax return is filed for the year ended September 30, 2001. The refund of the tax is predicated upon generating tax losses sufficient to absorb taxable income reported for the tax year ended September 30, 2000. We expect that tax losses for the tax year ending September 30, 2001 will be sufficient to recover all of the tax paid for the tax year ended September 30, 2000.

         Cash used in operations during the quarter ended March 31, 2001, was $4,441,758 compared to $3,260,592 during the comparable 2000 period. The increase was primarily driven by growth of headcount from 56 at March 31, 2000 to 81 at March 31, 2001, and the corresponding increases in salaries and benefits, facilities and administration. During this period we built BarPoint's technology platform and operational infrastructure. For the quarter ended March 31, 2001, net cash used in investing activities was $1,503,257 consisting primarily of software development, purchased software and computer equipment, as well as tenant improvements at our new headquarters facility. For the quarter ended March 31, 2000, there was cash provided by investing activities consisting primarily of proceeds from the sale of marketable securities of approximately $24.5 million.

         There were no material financing activities during the quarters ended March 31, 2001. During the quarter ended March 31, 2000, proceeds of $750,000 were received from the payment of a subscription receivable and proceeds of approximately $357,000 were received from the exercise of warrants.

         In mid-April 2001, the Company announced the streamlining of operations with a reduction in overall spending and the elimination of 13 positions. With the new technology platform and facilities now in place, capital spending for the foreseeable future is expected to be substantially reduced. These reductions, along with significantly reduced infrastructure spending going forward will substantially reduce the Company's cash burn rate.

         We believe that cash and cash equivalents and marketable securities at March 31, 2001 plus the $4.4 million federal income tax refund expected in December 2001, will be adequate to cover operating needs for more than twelve months going forward, regardless of revenue assumptions. To be successful, we need to continue growing our database, our customer base, and our user base, and, we need to achieve a level of revenues adequate to support our cost structure. Management believes that the current economic environment may impact short-term efforts to sell advertising space and promotional opportunities. As we continue our efforts to grow revenue and control cost, we will explore opportunities to raise additional capital through strategic relationships and other alternatives.

         Subsequent Events

         On May 3, 2001, Logictier, Inc., the company that hosts BarPoint's e-business and mobile commerce infrastructure, unexpectedly advised BarPoint that it is exiting the internet hosting business and that it expects BarPoint to transition to another hosting facility by May 31, 2001. Logictier and BarPoint are collaborating on the preparation and execution of a transition plan and we are making every effort to minimize or avoid any disruption of service during this transition.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed in our Form 10-KSB for the year ended September 30, 2000 under "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock."

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On March 23, 2001, HighPoint Systems, Inc. ("HighPoint") notified BarPoint.com, Inc. via correspondence that HighPoint had filed a patent infringement complaint on March 22, 2001 against BarPoint and Office Depot, Inc. in the United States District Court, District of Massachusetts. As of May 14, 2001 process has not been served upon the Company. BarPoint does not believe that it has infringed upon any HighPoint patent, and will vigorously defend itself against the allegations if and when the complaint is actually served.

Item 2.  Changes in Securities and Use of Proceeds.

         In April 2001, BarPoint granted restricted stock in lieu of partial salary to the following executives: Leigh Rotschild (88,188 shares), John C. Macatee (88,188 shares), Jeffrey Sass (48,263 shares) and Robert Whittle (4,424 shares). In addition, BarPoint granted restricted stock in lieu of cash director fees to the following directors: Gerald C. McDonough (25,000 shares), Marguerite Sallee (5,000 shares), Symbol Technologies (25,000 shares), Jay H. Linn (15,000 shares) and David Wachter (12,500 shares). BarPoint believes these grants are exempt from registration under the Securities Act of 1933, as amended under
Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         On February 26, 2001, at the annual meeting of stockholders of the Company, the following persons were elected as directors of the Company for a term of one year or until a successor has been elected and qualified: Leigh M. Rothschild, John C. Macatee, Jeffrey W. Sass, Seymour G. Siegel, David W. Sass, Jay Howard Linn, Kenneth Jaeggi, Gerald McDonough, Marguerite Sallee and David Wachter.

    ------------------------------------------------------------------------
    Name                             Votes in Favor           Votes Withheld
    ------------------------------------------------------------------------
    Leigh M. Rothschild                14,192,037                 41,923
    ------------------------------------------------------------------------
    John C. Macatee                    14,192,037                 41,923
    ------------------------------------------------------------------------
    Jeffrey W. Sass                    14,192,037                 41,923
    ------------------------------------------------------------------------
    Seymour G. Siegel                  14,192,037                 41,923
    ------------------------------------------------------------------------
    David W. Sass                      14,192,037                 41,923
    ------------------------------------------------------------------------
    Jay Howard Linn                    14,192,037                 41,923
    ------------------------------------------------------------------------
    Kenneth Jaeggi                     14,192,037                 41,923
    ------------------------------------------------------------------------
    Gerald C. McDonough                14,192,037                 41,923
    ------------------------------------------------------------------------
    Marguerite Sallee                  14,192,037                 41,923
    ------------------------------------------------------------------------
    David Wachter                      14,192,037                 41,923
    ------------------------------------------------------------------------

         In addition the following proposals were passed:

1. Adoption of the 2000 Employee Stock Purchase Plan

    --------------------------------------------------------------------------
                 Votes For              Votes Against           Votes Withheld
    --------------------------------------------------------------------------
                 9,436,009                 72,684                  23,019
    --------------------------------------------------------------------------

2. Approval and ratification of Amended and Restated BarPoint.com, Inc. Equity Incentive Plan

    --------------------------------------------------------------------------
                 Votes For              Votes Against           Votes Withheld
    --------------------------------------------------------------------------
                 9,359,960                 148,913                 22,839
    --------------------------------------------------------------------------

Item 5. Other Information.

         None.


Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.


         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001

BarPoint.com, Inc.


By:      /s/ John C. Macatee
         --------------------------------------------
         John C. Macatee
         President and Chief Executive Officer
         (Principal Executive Officer)



By:      /s/ Michael A Karmelin
         --------------------------------------------
         Michael A. Karmelin
         Chief Financial Officer
         (Principal Financial Officer)