Form 10QSB
period 2001-06-30
BARPOINT COM INC
filed 2001-08-13
CIK 1013690

                    U.S. SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2001

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

                               2200 SW 10/th/ Street
                            Deerfield Beach, FL 33442
                    (Address of Principal Executive Offices)

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

                          Yes  [X]          No  [ ]


     State the number of shares outstanding of each of issuer's classes of common equity, as of August 10, 2001:

             Title of Class                   Number of Shares
             --------------                   ----------------
     Common Stock, par value $.001               17,495,673

           Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Bar Point.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                    ASSETS

                                                                    June 30,                 December 31,
                                                                      2001                       2000
                                                            ---------------------          ------------------
CURRENT ASSETS
Cash and cash equivalents                                        $ 13,051,861               $   22,800,142
Marketable securities, at market                                      711,031                      923,784
Restricted investments                                              1,500,000                    1,500,000
Accounts receivable                                                   865,706                      150,104
Income taxes receivable                                             3,511,873                      813,069
Inventories                                                         1,787,865                    2,397,195
Prepaid expenses                                                      422,804                    1,295,703
Other current assets                                                  259,082                      323,602
                                                            ---------------------          ------------------
Total Current Assets                                               22,110,222                   30,203,599
                                                            ---------------------          ------------------

Property and equipment - net of accumulated depreciation
 of $1,566,350 and $636,553 at June 30, 2001 and December
 31, 2000, respectively                                             6,809,283                    4,968,426
                                                            ---------------------          ------------------

OTHER ASSETS
Goodwill-net of accumulated amortization of $141,022 and
 $91,161 at June 30, 2001 and December 31, 2000,
 respectively                                                         778,706                      828,568
Deferred tax assets                                                         -                      648,202
Other, net                                                             60,110                       73,583
                                                            ---------------------         -------------------
                                                                      838,816                    1,550,353
                                                            ---------------------         -------------------
TOTAL ASSETS                                                     $ 29,758,321               $   36,722,378
                                                            =====================         ===================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                            $    764,600               $    1,636,344
Current portion of obligations under capital leases                   108,540                            -
                                                            ---------------------         -------------------
Total Current Liabilities                                             873,140                    1,636,344

OTHER LIABILITIES
Obligations under capital leases                                      224,756                            -
                                                            ---------------------         -------------------
TOTAL LIABILITIES                                                   1,097,896                    1,636,344
                                                            ---------------------         -------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000
     shares; 3 issued and outstanding                                       -                            -
Common stock: $.001 par value; authorized 100,000,000
    shares; issued and outstanding of 17,495,673 and
    17,150,078 shares at June 30, 2001 and December 31,
    2000, respectively                                                 17,496                       17,150
Additional paid in capital                                         33,983,426                   33,815,036
Deferred compensation                                                 (84,163)                           -
(Deficit) retained earnings accumulated during development
  stage                                                            (5,553,229)                     838,750
Accumulated other comprehensive income                                296,895                      415,098
                                                            ---------------------         -------------------
Total Stockholders' Equity                                         28,660,425                   35,086,034
                                                            ---------------------         -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 29,758,321               $   36,722,378
                                                            =====================         ===================


           See notes to Condensed Consolidated Financial Statements

                      BarPoint.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                  For the Period
                                                                                                       from
                                                                                                  October 1, 1998
                                               Three Months                 Six Months               (date of
                                              Ended June 30,              Ended June 30,            inception)
                                         --------------------------  ---------------------------     through
                                             2001          2000          2001           2000      June 30, 2001
                                         ------------  ------------  ------------  ------------- ---------------
Revenue
   BarPoint services and related
      sales                               $  555,741    $        -    $  860,782     $        -    $  860,782
   Applications                              108,601       192,346       288,616        362,311       949,394
                                         ------------  ------------  ------------  ------------- ---------------
Total Revenue                                664,342       192,346     1,149,398        362,311     1,810,176
Cost of sales                                499,746        22,691       669,740         36,849       741,193
                                         ------------  ------------  ------------  ------------- ---------------
Gross profit                                 164,596       169,655       479,658        325,462     1,068,983
                                         ------------  ------------  ------------  ------------- ---------------
Operating Expenses:
Selling, general and
   administrative                          3,989,906     2,165,504     7,805,324      5,349,282    24,478,434
Research and development                     258,860       379,996       488,555        734,939     2,313,038
Depreciation and amortization                647,397       267,530       993,131        509,243     2,550,291
                                         ------------  ------------  ------------  ------------- ---------------
Total Operating Expenses                   4,896,163     2,813,030     9,287,010      6,593,464    29,341,763
                                         ------------  ------------  ------------  ------------- ---------------
Loss from operations                      (4,731,567)   (2,643,375)   (8,807,352)    (6,268,002)  (28,272,780)
                                         ------------  ------------  ------------  ------------- ---------------
Other Income:
Interest income                              159,775       646,126       499,968        866,920     2,612,972
Net gains on sales of marketable
   securities and other assets                10,523             -        10,523     23,052,216    19,422,574
                                         ------------  ------------  ------------  ------------- ---------------
Total Other Income                           170,298       646,126       510,491     23,919,136    22,035,546
                                         ------------  ------------  ------------  ------------- ---------------
(Loss) income before income tax
   benefit                                (4,561,269)   (1,997,249)   (8,296,861)    17,651,134    (6,237,234)
Income tax benefit (expense)                 597,425       727,700     1,904,882     (5,948,663)      684,005
                                         ------------  ------------  ------------  ------------- ---------------
Net (loss) income                        $(3,963,844)  $(1,269,549)  $(6,391,979)   $11,702,471   $(5,553,229)
                                         ============  ============  ============  ============= ===============
(Loss) income per common share--
   Basic                                      $(0.23)       $(0.08)       $(0.37)         $0.73        $(0.47)
                                         ============  ============  ============  ============= ===============
(Loss) income per common share--
   Diluted                                    $(0.23)       $(0.08)       $(0.37)         $0.69        $(0.47)
                                         ============  ============  ============  ============= ===============
Weighted average common shares
   outstanding - Basic                    17,358,780    16,847,826    17,254,429     16,132,910    11,873,266
                                         ============  ============  ============  ============= ===============
Weighted average common shares
   outstanding - Diluted                  17,358,780    16,847,826    17,254,429     16,874,630    11,873,266
                                         ============  ============  ============  ============= ===============

           See notes to Condensed Consolidated Financial Statements.

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                        For the Period
                                                                         Six Months                    from October 1,
                                                                        Ended June 30,                 1998 (date of
                                                            --------------------------------------    inception) through
                                                                 2001                      2000         June 30, 2001
                                                            --------------------------------------   ----------------------
OPERATING ACTIVITIES:
Net (loss) income                                            $  (6,391,979)      $  11,702,471         $     (5,553,229)

Adjustments to reconcile net loss to net cash used by
-----------------------------------------------------
operating activities:
---------------------
    Depreciation and amortization                                  993,131             509,243                2,550,291
    Amortization of warrants issued in exchange for
      services                                                     488,672             360,000                1,696,125
    Amortization of deferred compensation                           40,461                   -                   40,461
    Write-off of licensing fee                                           -                   -                  681,818
    Issuance of common stock in exchange for services                    -              43,062                  103,118
    Issuance of stock options as settlement of a claim                   -                   -                  213,790
    Issuance of stock options as compensation                            -             220,000                  169,600
    Issuance of stock options below market price                         -                   -                  227,752
    Non cash administration expenses                                     -                   -                   30,498
    Loss (Gain) on sale of property and equipment                    5,520                   -                  (18,346)
    Gain on sale of marketable securities                                -         (23,052,216)             (23,521,270)
    Impairment charges on marketable securities                          -                   -                4,109,219
    Deferred income tax provision (benefit)                        742,635                   -               (1,456,910)
Changes in operating assets and liabilities:
-------------------------------------------
    Accounts receivable                                           (715,602)            (79,010)                (865,706)
    Income taxes receivable                                     (2,698,804)          5,072,026               (3,511,873)
    Inventories                                                    609,330          (2,453,477)              (1,787,865)
    Prepaid expenses                                               419,343                   -                 (207,485)
    Other assets                                                    64,520             (39,581)                  16,782
    Accounts payable and accrued expenses                         (862,632)          2,243,191                  603,658
                                                             ----------------    -----------------     --------------------
Net Cash Used in Operating Activities                           (7,305,405)         (5,474,291)             (26,479,572)
                                                             ----------------    -----------------     --------------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                             -          24,451,373               24,741,301
Purchases of property and equipment                               (287,334)           (373,645)              (5,596,598)
Software development costs                                      (2,114,034)                  -               (2,274,598)
Purchases of marketable securities                                       -             (93,822)              (2,171,704)
Proceeds from sale of property and equipment                        40,500                   -                  214,116
Acquisition costs                                                        -                   -                 (289,000)
Cash received in acquisition                                             -                   -                  628,227
                                                             ----------------    -----------------     --------------------
Net Cash (Used in) Provided by Investing Activities             (2,360,868)         23,983,906               15,251,744
                                                             ----------------    -----------------     --------------------
FINANCING ACTIVITIES:
Private placements of common stock                                       -          16,930,906               23,205,197
Proceeds from subscription receivable                                    -             750,000                  750,000
Proceeds from exercise of warrants                                       -             357,230                  434,406
Payment of capital lease obligations                               (82,008)                  -                  (82,008)
Payments to cancel warrants                                              -                   -                  (50,000)
Proceeds from exercise of stock options                                  -                   -                   22,094
                                                             ----------------    -----------------     --------------------
Net Cash (Used in) Provided by Financing Activities                (82,008)         18,038,136               24,279,689
                                                             ----------------    -----------------     --------------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                  (9,748,281)         36,547,751               13,051,861
CASH AND CASH EQUIVALENTS - beginning of period                 22,800,142           4,918,452                   -
                                                             ----------------    -----------------     --------------------
CASH AND CASH EQUIVALENTS - end of period                    $  13,051,861       $  41,466,203         $     13,051,861
$                                                            ================    =================     ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                        $           -       $           -         $      4,400,591
                                                             ================    =================     ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease                            $     415,305       $           -         $        415,305
                                                             ================    =================     ====================
Issuance of warrants in exchange for services                $                   $                     $      1,876,328
                                                             ================    =================     ====================
Software development costs for services rendered by
certain shareholders                                         $           -       $     220,000         $        220,000
                                                             ================    =================     ====================
Product supply and technology license agreement acquired
through issuance of common stock                             $           -       $           -         $      1,500,000
                                                             ================    =================     ====================
Non-cash administration expenses                             $           -       $           -         $         30,498
                                                             ================    =================     ====================
Finders fee applied to shareholder loan                      $           -       $           -         $        218,655
                                                             ================    =================     ====================


            See notes to Condensed Consolidated Financial Statements.

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
         For each of the periods and the period from October 1, 1998
                  (date of inception) through June 30, 2001
                                  (Unaudited)




                                         # of Shares of       # of Shares of                        Additional        Deferred
                                         Preferred Stock       Common Stock       Par Value      Paid-In Capital     Compensation
                                        --------------------------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at
 inception                                                            100          $   100         $   241,400

Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June
   3, 1999                                                      2,662,500            2,662           4,525,668
  Issuance of shares to BarPoint.com                            6,633,942            6,534              (6,534)
shareholders
Private Placements and Subscription
   note receivable                                              4,499,868            4,500           8,300,015
Exercise of Stock Options                                          50,000               50              17,450
Issuance of Preferred Stock                        3                                                        30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of
      $376,459)
    Net Loss
Total comprehensive loss
                                        --------------------------------------------------------------------------------------------
Balance - September 30, 1999                       3           13,846,410          $13,846         $13,078,029          $    -
                                        --------------------------------------------------------------------------------------------
Common Stock Dividend - Record Date
 6/2/99                                                           878,770          $   879         $      (879)
Stock Options Exercised                                            12,186               13               4,581
Cancellation of all Class A and
   Class B Warrants plus $50,000                                  325,000              325             (50,325)
Cashless exercise of Warrants                                     195,372              195                (195)
Warrants Exercised                                                 97,339               97             434,309
Payment of Subscription Note Receivable
Issuance of Stock Options below Market
 Value                                                                                                 227,752
Issuance of Common Shares in exchange
   for services performed                                          26,660               26              86,979
Acquisition of Synergy Solutions, Inc.                             75,000               75             628,050
Private Placements                                              1,477,500            1,478          16,929,519
Warrants issued in exchange
   for services performed                                                                            1,876,329
Options issued as Settlement
   for a claim asserted                                                                                213,790
Comprehensive income (loss)


                                                                                     Retained
                                                                                     Earnings
                                                                                    (Deficit)
                                                                                   Accumulated       Accumulated
                                                                                    during              Other
                                                            Note Receivable        Development       Comprehensive
                                                           from Stockholder           Stage           Income (loss)       Total
                                                        ----------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at
 inception                                                                                                                $241,500

Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June
   3, 1999                                                                                                               4,528,330
  Issuance of shares to BarPoint.com
shareholders                                                                                                                     -
Private Placements and Subscription
   note receivable                                            $(750,000)                                                 7,554,515
Exercise of Stock Options                                                                                                   17,500
Issuance of Preferred Stock                                                                                                     30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of
      $376,459)                                                                                       $(1,015,665)
    Net Loss                                                                        $(438,595)
Total comprehensive loss                                                                                                (1,454,260)
                                                        ----------------------------------------------------------------------------
Balance - September 30, 1999                                  ($750,000)            ($438,595)        ($1,015,665)     $10,887,615
                                                        ----------------------------------------------------------------------------
Common Stock Dividend - Record Date
 6/2/99                                                                                                                       $  -
Stock Options Exercised                                                                                                      4,594
Cancellation of all Class A and
   Class B Warrants plus $50,000                                                                                           (50,000)
Cashless exercise of Warrants                                                                                                    -
Warrants Exercised                                                                                                         434,406
Payment of Subscription Note Receivable                        $750,000                                                    750,000
Issuance of Stock Options below Market
 Value                                                                                                                     227,752
Issuance of Common Shares in exchange
   for services performed                                                                                                   87,005
Acquisition of Synergy Solutions, Inc.                                                                                     628,125
Private Placements                                                                                                      16,930,997
Warrants issued in exchange
   for services performed                                                                                                1,876,329
Options issued as Settlement
   for a claim asserted                                                                                                    213,790
Comprehensive income (loss)

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
          For each of the periods and the period from October 1, 1998
                   (date of inception) through June 30, 2001
                                  (Unaudited)

                                             # of Shares of   # of Shares of               Additional         Deferred
                                             Preferred Stock   Common Stock   Par Value  Paid-In Capital   Compensation
                                             ----------------------------------------------------------------------------
Change in unrealized Gain on
 Marketable Securities
 (Net of Income Tax Benefit of $1,545,721)
 Net income
Total comprehensive income
                                             ----------------------------------------------------------------------------
Balance September 30, 2000                             3         16,934,237    $16,934      $33,427,939        $       -
                                             ----------------------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                               75,000    $    75      $   201,525
Issuance of Common Shares as compensation                           135,680        136          169,464
Issuance of Common Shares in exchange
 for services performed                                               5,161          5           16,108
Comprehensive income (loss):
 Change in Unrealized Gain on
 Marketable Securities
 (Net of Income Tax benefit of $1,291,306)
 Net loss
Total comprehensive loss
                                             ----------------------------------------------------------------------------
Balance December 31, 2000                              3         17,150,078    $17,150      $33,815,036        $       -
                                             ----------------------------------------------------------------------------
Warrants issued in exchange
 for services performed                                                                     $    35,000
Comprehensive income (loss):
 Change in Unrealized Gain on
 Marketable Securities
 (Net of Income Tax benefit of $13,583)
 Net loss
Total comprehensive loss
                                             ----------------------------------------------------------------------------
Balance March 31, 2001                                 3         17,150,078    $17,150      $33,850,036        $       -
                                             ----------------------------------------------------------------------------
Issuance of Common Shares as compensation                           311,563    $   312      $   124,312        $(124,624)
Amortization of deferred compensation                                                                             40,461
Issuance of Common Shares in connection
with Employee Stock Purchase program
                                                                     34,032         34            9,078

Comprehensive income (loss):

                                                                Retained
                                                                Earnings
                                                                (Deficit)
                                                               Accumulated   Accumulated
                                                                  during        Other
                                              Note Receivable  Development  Comprehensive
                                             from Stockholder     Stage     Income (loss)      Total
                                             ------------------------------------------------------------
Change in unrealized Gain on
 Marketable Securities
 (Net of Income Tax Benefit of $1,545,721)                                    $ 3,537,631
 Net income                                                    $ 4,067,511                     7,605,142
Total comprehensive income
                                             ------------------------------------------------------------
Balance September 30, 2000                           $--       $ 3,628,916    $ 2,521,966   $ 39,595,755
                                             ------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                                                      $    201,600
Issuance of Common Shares as compensation                                                        169,600
Issuance of Common Shares in exchange
 for services performed                                                                           16,113
Comprehensive income (loss):
 Change in Unrealized Gain on
 Marketable Securities
 (Net of Income Tax benefit of $1,291,306)                                    $(2,106,868)
 Net loss                                                      $(2,790,166)
Total comprehensive loss                                                                      (4,897,034)
                                             ------------------------------------------------------------
Balance December 31, 2000                            $--       $   838,750    $   415,098   $ 35,086,034
                                             ------------------------------------------------------------
Warrants issued in exchange
 for services performed                                                                     $     35,000
Comprehensive income (loss):
 Change in Unrealized Gain on
 Marketable Securities                                                        $   (25,226)
 (Net of Income Tax benefit of $13,583)
 Net loss                                                      $(2,428,135)
Total comprehensive loss                                                                      (2,453,361)
                                             ------------------------------------------------------------
Balance March 31, 2001                               $--       $(1,589,385)   $   389,872   $ 32,667,673
                                             ------------------------------------------------------------
Issuance of Common Shares as compensation                                                              -
Amortization of deferred compensation                                                             40,461
Issuance of Common Shares in connection
with Employee Stock Purchase program                                                               9,112

Comprehensive income (loss):

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
          For each of the periods and the period from October 1, 1998
                   (date of inception) through June 30, 2001
                                  (Unaudited)

                                             # of Shares of   # of Shares of               Additional         Deferred
                                             Preferred Stock   Common Stock   Par Value  Paid-In Capital   Compensation
                                             ----------------------------------------------------------------------------
 Change in Unrealized Gain on Marketable
  Securities
  (Net of Income Tax benefit of $32,542)
  Net Loss
Total Comprehensive Loss
                                             ------------------------------------------------------------------------------
Balance June 30, 2001                                  3         17,495,673    $17,496      $33,983,426        $ (84,163)
                                             ==============================================================================
                                                                Retained
                                                                Earnings
                                                                (Deficit)
                                                               Accumulated   Accumulated
                                                                  during        Other
                                              Note Receivable  Development  Comprehensive
                                             from Stockholder     Stage     Income (loss)      Total
                                             ------------------------------------------------------------
 Change in Unrealized Gain on Marketable
  Securities
  (Net of Income Tax benefit of $32,542)                                       $ (92,977)
  Net Loss                                                      $(3,963,844)
Total Comprehensive Loss                                                                    $ (4,056,821)
                                             ------------------------------------------------------------
Balance June 30, 2001                                 $--       $(5,553,229)   $ 296,895    $ 28,660,425
                                             ============================================================

See notes to condensed consolidated financial statements

                      BARPOINT.COM, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BUSINESS AND BASIS OF PRESENTATION

          BarPoint.com, Inc. and subsidiaries ("BarPoint" or the "Company") is an online and wireless product information service and custom applications developer. As a content provider, retail sales facilitator, and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint uses unique product identifiers, such as UPC barcode numbers, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. BarPoint also develops custom applications that support the use of BarPoint services for its partners. In addition, BarPoint, under the brand name Synergy Solutions, develops applications for handheld computers that are focused on improving productivity.

          BarPoint is in the development stage as of June 30, 2001. During the quarter ended June 30, 2001, BarPoint continued to generate revenues from its core web and wireless services and related sales of scanning devices, which accounted for approximately 84% of the approximately $664,000 of revenues for the quarter. The balance of the revenues for the quarter was from Synergy Solutions software sales and related license and royalty fees. The continuation of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

          The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, and the 10-QSB filed for the three months ended December 31, 2000.

          The Company filed an 8-K during the fourth quarter of 2000 indicating that the Company changed its fiscal year end from September 30 to December 31, effective with the fiscal year beginning January 1, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted investments. The Company places its cash, cash equivalents, and restricted investments with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $12.4 million at June 30, 2001 and $23.8 million at December 31, 2000.

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

     Computer hardware, software and other equipment                  3 years
     Furniture and fixtures                                           5 years
     Website infrastructure                                           3 years
     Leasehold improvements                                 life of the underlying lease

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

     NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

          In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement provides that all business combinations in the scope of this pronouncement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management has determined the impact of the transition to SFAS No. 141 will not be material to the condensed consolidated financial statements.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supercedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 142 will not be material to the condensed consolidated financial statements.

     INCOME TAXES

          The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized. As of June 30, 2001, the Company has recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

     EARNINGS (LOSS) PER SHARE

          SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

Reconciliation of Basic to Diluted Earnings per share:

          The reconciliation of the basic and diluted earnings per common share is as follows:

                                             Three months ended          Six Months ended
                                                  June 30,                   June 30,
                                          ------------------------   ------------------------
                                             2001          2000         2001          2000
                                          ----------    ----------   ----------    ----------
    Weighted average common shares
      outstanding                         17,358,780    16,847,826   17,254,429    16,132,910
    Dilutive effect of:
      Stock options                               --            --           --       534,972
      Warrants                                    --            --           --       206,748
                                          ----------    ----------   ----------    ----------
    Weighted average common shares
      outstanding, assuming dilution      17,358,780    16,847,826   17,254,429    16,874,630
                                          ==========    ==========   ==========    ==========

          For the three months ended June 30, 2001, options to purchase 5,106,801 shares of common stock and 748,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended June 30, 2000, options to purchase 3,896,645 shares of common stock and 453,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the six months ended June 30, 2001, options to purchase 383,400 shares of common stock and 18,000 warrants were not included in the computation of diluted EPS since the effect would be antidilutive.

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

          In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which required recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. SOP 98-9 is effective for transactions entered into after March 15, 1999. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-
     2. The adoption of SOP 98-9 did not require a material change in the accounting for revenues for the Company.

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition issues. The Company conformed its revenue recognition policies to SAB 101 on October 1, 2000. The conformity to SAB 101 did not have a material impact on the Company's financial statements.

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

     COST OF SALES

          Cost of sales includes only direct costs to produce and distribute software products and direct costs to facilitate sales on the Company's Synergy Solutions website. In addition, cost of sales includes the cost of scanning devices (the SPT1500 scanning Personal Digital Assistant) sold during the period. The inventory of scanning devices is carried at lower of cost or market.

     RECLASSIFICATIONS

          Certain prior year balances have been reclassified to conform to the current year presentation.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             June 30,        December 31,
                                               2001              2000
                                           ------------      ------------
     Furniture and Fixtures                $    344,188      $     36,596
     Computer equipment and software          2,750,923         1,650,016
     Website infrastructure                   4,823,097         3,790,389
     Leasehold improvements                     457,425           127,978
                                           ------------      ------------

     Total                                    8,375,633         5,604,979

     --------------------------------------------------------------------

     Less accumulated depreciation           (1,566,350)         (636,553)
                                           ------------      ------------
     Property and equipment, net           $  6,809,283      $  4,968,426
                                           ============      ============

          Depreciation expense totaled $647,397 and $267,530 for the three months ended June 30, 2001 and 2000, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

          On March 23, 2001, HighPoint Systems, Inc. ("HighPoint") notified BarPoint.com, Inc. via correspondence that they had filed a patent infringement complaint on March 22, 2001 against BarPoint and Office Depot, Inc. in the United States District Court, District of Massachusetts. On July 20, 2001, HighPoint withdrew the complaint, without prejudice. In connection with the withdrawal, BarPoint and HighPoint have agreed to enter into discussions to attempt to identify mutually beneficial opportunities. The parties have also agreed to refrain from filing or prosecuting any legal action against each other pertaining to the matter pending the conclusion of these discussions.

          On June 22, 2001, BarPoint filed suit against its former managed services provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to BarPoint. Logictier has filed a motion to dismiss the complaint, which is currently scheduled to be heard by the court on October 4, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.


         Overview

         BarPoint.com is an online and wireless product information service and custom applications developer. As a content provider, retail sales facilitator, and custom applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. BarPoint's service uses unique product identifiers, such as the UPC barcode number, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. The Company is uniquely positioned to benefit from the growth in mobile commerce as wireless communications, mobile computing and scanning technologies converge. Whether using a handheld device to scan or manually enter the product's UPC or accessing BarPoint's website from a desktop computer, BarPoint provides a direct route to product information. BarPoint has strategic alliances with companies such as AT&T Wireless, Motorola, Sprint PCS, Verizon Wireless, Cingular Wireless, VoiceStream, Go America, i3 Mobile, Inc., US West/Quest, Air2Web and Symbol Technologies. BarPoint also develops custom applications that support the use of BarPoint services for its partners. In addition, BarPoint, under the brand name Synergy Solutions, develops applications for handheld computers that are focused on improving productivity.

         BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ SmallCap Market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000, with ongoing enhancements continuing to be rolled out. In November 1999, BarPoint acquired Synergy Solutions, Inc., which is now a wholly owned subsidiary of BarPoint. Synergy focuses on building applications for handheld computers that improve user productivity.

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

         BarPoint is in the development stage as of June 30, 2001. With the completion of the transition to the new hosting provider at the end of June 2001, the Company's infrastructure is in place to conduct principal operations. However, there has been no significant revenue from core web and wireless services, which we intend to be our primary source of future revenues; the majority of revenue to date has been from sales of related scanning devices and Synergy Solutions software sales. During the quarter ended June 30, 2001, approximately 84% of the approximately $664,000 of revenues for the quarter came from BarPoint services and related sales, the majority of which was related sales of scanning devices. The balance of the revenues for the quarter was from Synergy Solutions software sales and related license and royalty fees. The continuation of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

         At June 30, 2001, the Company had total assets of approximately $29.8 million and total liabilities of approximately $1.1 million, with approximately $13.1 million in cash and cash equivalents and approximately $711,000 in marketable securities. In addition, the Company expects to receive income tax refunds of approximately $320,000 in August 2001 and approximately $3.7 million after it files its tax return for the tax year ending September 30, 2001. We estimate that these resources are adequate to cover operating needs for more than twelve months going forward, regardless of revenue assumptions. However, there is no assurance that we will not require additional capital prior to the end of such period due to unforeseen events.

         Results of Operations

         For the quarter ended June 30, 2001 net revenues grew to $664,342, an increase of 37% sequentially over prior quarter revenues of $485,056, and an increase of 245% over same quarter last year revenues of $192,346. Second quarter results show continued growth in revenues from our core web and wireless services. Approximately 84% of our revenue during the second quarter came from these core services and related sales of scanning devices. For the six months ended June 30, 2001, one customer, Office Depot, accounted for more than 50% of the Company's sales. Net revenues for the six months ended June 30, 2001 were $1,149,398 as compared to $362,311, an increase of 217%. The approximately $787,000 increase is primarily due to the revenues generated from our core web and wireless services totaling approximately $861,000 (no revenue was generated from these sources in the comparable six month period in 2000), partially offset by a decrease in revenue from sales of software applications.

         Web services and related sales revenue increased approximately 82% over the prior quarter due to increased sales of scanning devices, while packaged applications sales decreased approximately 39% from the prior quarter. The decrease in packaged applications sales was primarily due to a change in retail distributors and returns of PDActivate 1.0 during the rollout of PDActivate 2.0. The introduction of a new version of Launch'em, a new version of ListMaker (ListMaker Pro) and the continued rollout of our new SlideShow Commander product for both Palm OS and Pocket PC platforms are expected to boost packaged software sales during the second half of this year.

         The net loss for the quarter ended June 30, 2001 was $3,963,844, or $0.23 per share basic and diluted. For the quarter ended June 30, 2000, the Company had a net loss of $1,269,549, or $0.08 per share basic and diluted. The effective tax rate for recording income tax benefit in the second quarter decreased to approximately 13% from approximately 36% in the comparable 2000 period because losses to date have reached the maximum available benefit from carryback to prior year income. The net loss for the six months ended June 30, 2001 was $6,391,979 versus net income for the comparable six month period in 2000 of $11,702,471 The net income for the 2000 period is due to capital gains of approximately $23.1 million on the sales of marketable securities.

         The loss from operations for the quarter ended June 30, 2001 was $4,731,567. The loss from operations for the same quarter last year was $2,643,375. The $2,088,192 increase in the loss from operations from the quarter ended June 30, 2000 includes approximately $700,000 related to the cost of the implementation of our former managed service provider who abruptly discontinued services before completing the implementation. The status of litigation on this matter is explained below under the heading "Subsequent Events." We completed transition to a new hosting provider at the end of June 2001, which minimized potential disruption in service to our users. We acquired the necessary equipment from the creditors of our former managed services provider and by managing site performance internally, substantially reduced future recurring website management cost. The balance of the increases over the same quarter last year are primarily due to the completion of our technology platform and commencement of full operations. The loss from operations for the six months ended June 30, 2001 was $8,807,352 as compared to a loss from operations of $6,268,002, an increase of approximately $2.5 million including the above mentioned one-time charge of $700,000. The increases in expenses are primarily for the reasons stated above.

         Selling, general and administrative expenses were $3,989,906 for the quarter ended June 30, 2001, an increase of $1,824,402 compared to the quarter ended June 30, 2000 for the reasons described above. For the six months ended June 30, 2001, Selling, general and administrative expenses were $7,805,324 as compared to $5,349,282 for the comparable 2000 period, an increase of approximately $2.5 million including the above mentioned one-time charge of $700,000. These increases are explained in the paragraphs above as well.

         Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $52,340 and $96,821 for the quarters ended June 30, 2001, and June 30, 2000 respectively. For the six months ended June 30, 2001, marketing and advertising expenses were $249,340 as compared to $935,821 for the comparable 2000 period, a decrease of approximately $687,000, primarily attributable to agency fees which were discontinued in April 2000 as well as advertising costs related to the introduction of our preview website in December 1999. Due to current economic conditions, we plan to maintain marketing and advertising expense at a conservative level unless definitive revenue commitments warrant additional spending.

         Research and development expenses were $258,860 and $379,996 for the quarters ended June 30, 2001 and June 30, 2000, respectively. These expenses consist primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on the Company's behalf. For the six months ended June 30, 2001, Research and development expenses were $488,555 as compared to $734,939 for the comparable 2000 period. Research and development expense relates to planning stage activities for Web infrastructure development or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under generally accepted accounting principles.

         Interest income was $159,775 and $646,126 for the quarters ended June 30, 2001, and June 30, 2000, respectively. The decrease from the quarter ended June 30, 2000 was due to a decrease in cash balances resulting from operating losses and capital expenditures during the last twelve months. For the six months ended June 30, 2001, interest income was $499,968 as compared to $866,920 for the comparable 200 period. This decrease is also due to the decreases in cash balances resulting from operating losses and capital expenditures over the last twelve months. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

         Liquidity and Capital Resources

         At June 30, 2001, the Company had total assets of approximately $29.8 million and total liabilities of approximately $1.1 million, with approximately $13.1 million in cash and cash equivalents and approximately $711,000 in marketable securities. The marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $9.7 million from December 31, 2000 due to losses from operating activities of approximately $7.3 million and capital expenditures of approximately $2.4 million. The Company expects to receive Federal tax refunds of approximately $320,000 in August 2001 and approximately $3.7 million once the tax return is filed for the year ended September 30, 2001. The refund of the tax is predicated upon generating tax losses sufficient to absorb taxable income reported for the tax year ended September 30, 2000. We expect that tax losses for the tax year ending September 30, 2001 will be sufficient to recover all of the tax paid for the tax year ended September 30, 2000.

         Cash used in operations during the six months ended June 30, 2001, was $7,305,405 compared to $5,474,291 during the comparable 2000 period. The increase was primarily driven by growth of headcount from 55 at June 30, 2000 to 70 at June 30, 2001, and the corresponding increases in salaries and benefits, facilities and administration. During this period we built BarPoint's technology platform and operational infrastructure. For the six months ended June 30, 2001, net cash used in investing activities was $2,360,868 consisting primarily of software development, purchased software and computer equipment, as well as tenant improvements at our new headquarters facility. For the six months ended June 30, 2000, there was cash provided by investing activities consisting primarily of proceeds from the sale of marketable securities of approximately $24.5 million.

         During the six months ended June 30, 2001, there was cash used by financing activities of $82,008 which consisted of payments on capital lease obligations. During the six months ended June 30, 2000, we issued 1,477,500 shares of our common stock in private placements to accredited investors for net proceeds of approximately $16.9 million.

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

         We believe that cash and cash equivalents and marketable securities at June 30, 2001 plus the approximately $4.0 million federal income tax refund expected by the end of this year, will be adequate to cover operating needs for more than twelve months going forward, regardless of revenue assumptions. This assessment is based in part on anticipated reductions in the levels of spending on advertising, as well as research and development. To be successful, we need to continue growing our database, our customer base, our user base, and product awareness, in order to achieve a level of revenues adequate to support our cost structure. This will require more capital resources than we currently have on hand. Management believes that the current economic environment may impact short-term efforts to sell advertising space and promotional opportunities. As we continue our efforts to grow revenue and control costs, we will explore opportunities to raise additional capital through strategic relationships and other alternatives.

         Subsequent Events

         On March 23, 2001, HighPoint Systems, Inc. notified BarPoint.Com, Inc via correspondence that they had filed a patent infringement complaint on March 22, 2001 against BarPoint and Office Depot, Inc. in the United States District Court, District of Massachusetts. On July 20, 2001, HighPoint withdrew the complaint, without prejudice. In connection with the withdrawal, BarPoint and HighPoint have agreed to enter into discussions to attempt to identify mutually beneficial opportunities. The parties have also agreed to refrain from filing or prosecuting any legal action against each other pertaining to the matter pending the conclusion of these discussions.

         On June 22, 2001, BarPoint filed suit against its former managed services provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to BarPoint. Logictier has filed a motion to dismiss the complaint, which is currently scheduled to be heard by the court on October 4, 2001.

         On August 8, 2001, the Company announced its intent to implement a restructuring plan that will include the sale of the Synergy Solutions' brand packaged software business and the consolidation of several field offices. As part of the restructuring plan announced, the Company has retained investment-banking firm Ryan, Beck & Co. LLC to assist the Company in completing an analysis of various alternatives to maximize shareholder value. Such alternatives may include the sale of certain or all of the Company's principal operating assets. Initially, the Board has determined that it will sell the non-core packaged applications business. In addition, the restructuring plan will result in the consolidation of the New York, Dallas and Chicago offices into the Deerfield Beach headquarters. These actions further enable management to focus on the core Web and wireless business, raise additional capital and reduce operating expenses.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         On March 23, 2001, HighPoint Systems, Inc. notified BarPoint.Com, Inc via correspondence that they had filed a patent infringement complaint on March 22, 2001 against BarPoint and Office Depot, Inc. in the United States District Court, District of Massachusetts. On July 20, 2001, HighPoint withdrew the complaint, without prejudice. In connection with the withdrawal, BarPoint and HighPoint have agreed to enter into discussions to attempt to identify mutually beneficial opportunities. The parties have also agreed to refrain from filing or prosecuting any legal action against each other pertaining to the matter pending the conclusion of these discussions.

         On June 22, 2001, BarPoint filed suit against its former managed services provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to BarPoint. Logictier has filed a motion to dismiss the complaint, which is currently scheduled to be heard by the court on October 4, 2001.

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

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               10.1 Form of Change In Control Agreement between the Company and certain executive officers.


         (b)   Reports on Form 8-K.

               None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 2001

BarPoint.com, Inc.


By:  /s/ John C. Macatee
     -----------------------------------------
     John C. Macatee
     President and Chief Executive Officer
     (Principal Executive Officer)



By:  /s/ Michael A Karmelin
     -----------------------------------------
     Michael A. Karmelin
     Chief Financial Officer
     (Principal Financial Officer)

                                 EXHIBIT INDEX

Ex. No.              Description
-------              -----------

10.1 Form of Change In Control Agreement between the Company and certain executive officers.