Form 10QSB
period 2001-09-30
BARPOINT COM INC
filed 2001-11-14
CIK 1013690

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2001

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

                      Yes  [X]   No  [_]

  State the number of shares outstanding of each of issuer's classes of common equity, as of November 14, 2001:

             Title of Class                        Number of Shares
             --------------                        ----------------
     Common Stock, par value $.001                    17,512,199

          Transitional Small Business Disclosure Format (check one):

                              Yes  [_]    No  [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Bar Point.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                          ASSETS
                                                                              September 30,     December 31,
                                                                                  2001              2000
                                                                            ---------------     ------------
CURRENT ASSETS
Cash and cash equivalents                                                       $10,579,025      $22,800,142
Marketable securities, at market                                                    323,449          923,784
Restricted investments                                                            1,500,000        1,500,000
Accounts receivable, net                                                            324,199          150,104
Income taxes receivable                                                           3,188,523          813,069
Inventories, net                                                                  1,423,870        2,397,195
Prepaid expenses                                                                    706,640        1,295,703
Other current assets                                                                210,308          323,602
                                                                                -----------      -----------
Total Current Assets                                                             18,256,014       30,203,599
                                                                                -----------      -----------

Property and equipment - net of accumulated depreciation of $2,236,065 and
  $636,553 at September 30, 2001 and December 31, 2000, respectively              6,251,712        4,968,426
                                                                                -----------      -----------

OTHER ASSETS
Goodwill-net of accumulated amortization of $164,455 and $91,161
  at September 30, 2001 and December 31, 2000, respectively                         755,274          828,568
Deferred tax assets                                                                       -          648,202
Other, net                                                                           53,290           73,583
                                                                                -----------      -----------
                                                                                    808,564        1,550,353
                                                                                -----------      -----------
TOTAL ASSETS                                                                    $25,316,290      $36,722,378
                                                                                ===========      ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                           $   537,514      $ 1,636,344
Current portion of obligations under capital leases                                  74,023                -
                                                                                -----------      -----------
Total Current Liabilities                                                           611,537        1,636,344

OTHER LIABILITIES
Obligations under capital leases                                                    224,756                -
                                                                                -----------      -----------
TOTAL LIABILITIES                                                                   836,293        1,636,344
                                                                                -----------      -----------


COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000
     shares; 3 shares issued and outstanding                                              -                -
Common stock: $.001 par value; authorized 100,000,000
    shares; issued and outstanding of 17,512,199 and 17,150,078 shares
     at September 30, 2001 and December 31, 2000, respectively                       17,512           17,150
Additional paid in capital                                                       34,050,661       33,815,036
Deferred compensation                                                               (45,702)               -
(Deficit) retained earnings accumulated during development stage                 (9,451,787)         838,750
Accumulated other comprehensive (loss) income                                       (90,687)         15,098
                                                                                -----------      -----------
Total Stockholders' Equity                                                       24,479,997       35,086,034
                                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $25,316,290      $36,722,378
                                                                                ===========      ===========

           See notes to Condensed Consolidated Financial Statements

                      BarPoint.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                     For the Period
                                                                                                                          from
                                                                                                                    October 1, 1998
                                                                                                                        (date of
                                                                                                                       inception)
                                                Three Months                               Nine Months                  through
                                              Ended September 30,                       Ended September 30,           September 30,
                                     -----------------------------------          ------------------------------
                                         2001                   2000                    2001           2000                2001
                                     -----------            ------------          -------------    ------------        -----------
Revenue
  BarPoint services and
   related sales                     $   230,072            $         -            $  1,090,855    $         -        $  1,090,855
  Applications                            79,739                110,173                 368,355        472,484           1,029,132
                                     -----------            -----------            ------------    -----------        ------------
Total Revenue                            309,811                110,173               1,459,210        472,484           2,119,987

Cost of sales                            138,226                 14,097                 903,504         50,946             879,419
                                     -----------            -----------            ------------    -----------        ------------
Gross profit                             171,585                 96,076                 555,706        421,538           1,240,568
                                     -----------            -----------            ------------    -----------        ------------
Operating Expenses:
Selling, general and
 administrative                        3,480,403              4,092,479              11,190,189      9,443,635          27,958,837
Research and development                  28,086                180,420                 516,641        915,359           2,341,124
Depreciation and
 amortization                            706,988              1,286,286               1,700,119      1,793,655           3,257,279
                                     -----------            -----------            ------------    -----------        ------------
Total Operating Expenses               4,215,477              5,559,185              13,406,949     12,152,649          33,557,240
                                     -----------            -----------            ------------    -----------        ------------
Loss from operations                  (4,043,892)            (5,463,109)            (12,851,243)   (11,731,111)        (32,316,672)
                                     -----------            -----------            ------------    -----------        ------------
Other Income:
Interest income                          139,460                640,811                 639,427      1,507,731           2,752,432
Net gains (losses) on
 sales of marketable
 securities and other
 assets                                    5,874             (4,010,612)                 16,397     19,041,604          19,428,448
                                     -----------            -----------            ------------    -----------        ------------
Total Other Income (expense)             145,334             (3,369,801)                655,824     20,549,335          22,180,880
                                     -----------            -----------            ------------    -----------        ------------
(Loss) income before
 income tax benefit                   (3,898,558)            (8,832,910)            (12,195,419)     8,818,224         (10,135,792)

Income tax benefit
 (expense)                                     -              2,166,740               1,904,882     (3,781,923)            684,005
                                     -----------            -----------            ------------    -----------        ------------

Net (loss) income                    $(3,898,558)           $(6,666,170)           $(10,290,537)   $ 5,036,301        $ (9,451,787)
                                     ===========            ===========            ============    ===========        ============

(Loss) income per common share--
  Basic                              $     (0.23)           $     (0.40)           $      (0.60)   $      0.31        $      (0.77)
                                     ===========            ===========            ============    ===========        ============
(Loss) income per common share--
  Diluted                            $     (0.23)           $     (0.40)           $      (0.60)   $      0.28        $      (0.77)
                                     ===========            ===========            ============    ===========        ============
Weighted average common shares
  outstanding - Basic                 17,321,849             16,730,228              17,278,033     16,366,321          12,347,024
                                     ===========            ===========            ============    ===========        ============
Weighted average common shares
  outstanding - Diluted               17,321,849             16,730,228              17,278,033     17,767,036          12,347,024
                                     ===========            ===========            ============    ===========        ============

           See notes to Condensed Consolidated Financial Statements.

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                         Nine Months           For the Period from
                                                                                     Ended September 30,      October 1, 1998 (date
                                                                                 ---------------------------  of inception) through
                                                                                     2001            2000       September 30, 2001
                                                                                 --------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                                $(10,290,537)   $  5,036,301     $ (9,451,787)
Adjustments to reconcile net loss to net cash used by operating activities:
---------------------------------------------------------------------------
          Depreciation and amortization                                             1,700,119       1,111,688        3,257,279
          Amortization of warrants issued in exchange for services                    516,641         843,060        1,724,094
          Amortization of deferred compensation                                        78,922               -           78,922
          Allowance for doubtful accounts                                             154,505               -          154,505
          Write-off of licensing fee                                                        -         681,818          681,818
          Inventory  Write-down                                                       249,321               -          249,321
          Issuance of common stock in exchange for services                            55,000          87,005          158,118
          Issuance of stock options as settlement of a claim                                -         213,790          213,790
          Issuance of stock options as compensation                                         -               -          169,600
          Issuance of stock options below market price                                      -         227,752          227,752
          Non cash administration expenses                                                  -               -           30,498
          Loss (Gain) on sale of property and equipment                                 4,615               -          (19,251)
          Gain on sale of marketable securities                                             -     (23,184,044)     (23,521,270)
          Impairment charges on marketable securities                                       -       4,109,219        4,109,219
          Deferred income tax provision (benefit)                                           -        (982,408)      (1,456,910)
Changes in operating assets and liabilities:
--------------------------------------------
          Accounts receivable                                                        (328,600)        (85,245)        (478,704)
          Income taxes receivable                                                  (1,632,702)      4,930,840       (3,028,657)
          Inventories                                                                 724,004      (2,400,881)      (1,423,870)
          Prepaid expenses                                                            119,673        (509,043)        (507,155)
          Other assets                                                                113,295        (162,071)         (23,781)
          Accounts payable and accrued expenses                                    (1,089,718)      1,492,619          376,572
                                                                                 ------------    ------------     ------------
Net Cash Used in Operating Activities                                              (9,625,462)     (8,589,600)     (28,799,629)
                                                                                 ------------    ------------     ------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                                                -      24,324,749       24,741,301
Purchases of property and equipment                                                  (299,596)     (2,646,586)      (5,608,860)
Software development costs                                                         (2,221,482)     (1,094,721)      (2,382,046)
Purchases of marketable securities                                                          -        (671,704)      (2,171,704)
Proceeds from sale of property and equipment                                           41,950               -          215,566
Acquisition costs                                                                           -               -         (289,000)
Cash received in acquisition                                                                -               -          628,227
                                                                                 ------------    ------------     ------------
Net Cash (Used in) Provided by Investing Activities                                (2,479,128)     19,911,738       15,133,484
                                                                                 ------------    ------------     ------------

FINANCING ACTIVITIES:
Private placements of common stock                                                          -      16,930,997       23,205,197
Proceeds from subscription receivable                                                       -         750,000          750,000
Proceeds from exercise of warrants                                                          -         357,140          434,406
Payment of capital lease obligations                                                 (116,527)              -         (116,527)
Payments to cancel warrants                                                                 -               -          (50,000)
Proceeds from exercise of stock options                                                     -               -           22,094
                                                                                 ------------    ------------     ------------
Net Cash (Used in) Provided by Financing Activities                                  (116,527)     18,038,137       24,245,170
                                                                                 ------------    ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                      (12,221,117)     29,360,275       10,579,025
CASH AND CASH EQUIVALENTS - beginning of period                                    22,800,142       4,918,452                -
                                                                                 ------------    ------------     ------------
CASH AND CASH EQUIVALENTS - end of period                                        $ 10,579,025    $ 34,278,727     $ 10,579,025
                                                                                 ============    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                                            $     29,703    $          -     $  4,400,591
                                                                                 ============    ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease                                                $    415,305    $          -     $    415,305
                                                                                 ============    ============     ============
Issuance of warrants in exchange for services                                    $               $                $  1,876,328
                                                                                 ============    ============     ============
Software development costs for services rendered by certain shareholders         $          -    $    220,000     $    220,000
                                                                                 ============    ============     ============
Product supply and technology license agreement acquired through
issuance of common stock                                                         $          -    $          -     $  1,500,000
                                                                                 ============    ============     ============
Non-cash administration expenses                                                 $          -    $          -     $     30,498
                                                                                 ============    ============     ============
Finders fee applied to shareholder loan                                          $          -    $          -     $    218,655
                                                                                 ============    ============     ============

           See notes to Condensed Consolidated Financial Statements.

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
       For each of the periods and the period from October 1, 1998 (date of inception) through September 30, 2001
                                  (Unaudited)



                                        # of Shares
                                        of Preferred  # of Shares of                   Additional      Deferred     Note Receivable
                                           Stock       Common Stock     Par Value    Paid-In Capital Compensation  from Stockholder
                                        --------------------------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at
  inception                                                    100            $100        $241,400
Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June
  3, 1999                                                2,662,500           2,662       4,525,668
  Issuance of shares to BarPoint.com
  shareholders                                           6,633,942           6,534          (6,534)
Private Placements and Subscription
   note receivable                                       4,499,868           4,500       8,300,015                    $(750,000)
Exercise of Stock Options                                   50,000              50          17,450
Issuance of Preferred Stock                        3                                            30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of
    $376,459)
    Net Loss
Total comprehensive loss
                                       --------------------------------------------------------------------------------------------
Balance - September 30, 1999                       3    13,846,410         $13,846     $13,078,029            $ -     ($750,000)
                                       --------------------------------------------------------------------------------------------

Common Stock Dividend - Record Date
   6/2/99                                                  878,770         $   879     $      (879)
Stock Options Exercised                                     12,186              13           4,581
Cancellation of all Class A and
   Class B Warrants plus $50,000                           325,000             325         (50,325)
Cashless exercise of Warrants                              195,372             195            (195)
Warrants Exercised                                          97,339              97         434,309
Payment of Subscription Note Receivable                                                                                $750,000
Issuance of Stock Options below Market
   Value                                                                                   227,752
Issuance of Common Shares in exchange
   for services performed                                   26,660              26          86,979
Acquisition of Synergy Solutions, Inc.                      75,000              75         628,050
Private Placements                                       1,477,500           1,478      16,929,519
Warrants issued in exchange
   for services performed                                                                1,876,329
Options issued as Settlement
   for a claim asserted                                                                    213,790
Comprehensive income (loss):

                                                 Retained
                                                 Earnings
                                                 (Deficit)
                                                Accumulated    Accumulated
                                                  during          Other
                                                Development   Comprehensive
                                                   Stage      Income (loss)       Total
                                             ------------------------------------------------
BarPoint.com, Inc. capitalization at
  inception                                                                      $  241,500
Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June
  3, 1999                                                                         4,528,330
  Issuance of shares to BarPoint.com
   shareholders                                                                           -
Private Placements and Subscription
   note receivable                                                                7,554,515
Exercise of Stock Options                                                            17,500
Issuance of Preferred Stock                                                              30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of
    $376,459)                                                   $(1,015,665)
    Net Loss                                       $(438,595)
Total comprehensive loss                                                         (1,454,260)
                                                ----------------------------------------------
Balance - September 30, 1999                       ($438,595)   ($1,015,665)    $10,887,615
                                                ----------------------------------------------

Common Stock Dividend - Record Date                                             $         -
  6/2/99
Stock Options Exercised                                                               4,594
Cancellation of all Class A and
   Class B Warrants plus $50,000                                                    (50,000)
Cashless exercise of Warrants                                                             -
Warrants Exercised                                                                  434,406
Payment of Subscription Note Receivable                                             750,000
Issuance of Stock Options below Market
  Value                                                                             227,752
Issuance of Common Shares in exchange
   for services performed                                                            87,005
Acquisition of Synergy Solutions, Inc.                                              628,125
Private Placements                                                               16,930,997
Warrants issued in exchange
   for services performed                                                         1,876,329
Options issued as Settlement
   for a claim asserted                                                             213,790
Comprehensive income (loss):

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
         For each of the periods and the period from October 1, 1998
                (date of inception) through September 30, 2001
                                  (Unaudited)

                                                        # of Shares of    # of Shares of                 Additional       Deferred
                                                        Preferred Stock    Common Stock    Par Value   Paid-In Capital  Compensation
                                                        ----------------------------------------------------------------------------
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)
    Net Income
Total comprehensive income
                                                         --------------------------------------------------------------------------
Balance September 30, 2000                                        3           16,934,237    $  16,934  $  33,427,939    $         -
                                                         --------------------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                                            75,000    $      75  $     201,525
Issuance of Common Shares as compensation                                        135,680          136        169,464
Issuance of Common Shares in exchange
   for services performed                                                          5,161            5         16,108
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $ 1,291,306)
   Net loss
Total comprehensive loss
                                                         --------------------------------------------------------------------------
Balance December 31, 2000                                         3           17,150,078    $  17,150  $  33,815,036    $         -
                                                         --------------------------------------------------------------------------

Warrants issued in exchange
   for services performed                                                                              $      35,000
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $13,583)
   Net loss
Total comprehensive loss
                                                         --------------------------------------------------------------------------
Balance March 31, 2001                                            3           17,150,078    $  17,150  $  33,850,036    $         -
                                                         --------------------------------------------------------------------------

Issuance of Common Shares as compensation                                        311,563    $     312  $     124,312    $  (124,624)
Amortization of deferred compensation                                                                                        40,461
Issuance of Common Shares in connection with
Employee Stock Purchase program                                                   34,032           34          9,078

Comprehensive income (loss):

                                                                                   Retained
                                                                                   Earnings
                                                                                   (Deficit)
                                                                                  Accumulated           Accumulated
                                                                                     during                Other
                                                    Note Receivable               Development          Comprehensive
                                                    from Stockholder                 Stage             Income (loss)      Total
                                                    --------------------------------------------------------------------------------
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)                                                          $  3,537,631
    Net Income                                                                     $ 4,067,511                            7,605,142
Total comprehensive income
                                                    --------------------------------------------------------------------------------
Balance September 30, 2000                          $             --               $ 3,628,916         $  2,521,966     $39,595,755
                                                    --------------------------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                                                                                  $   201,600
Issuance of Common Shares as compensation                                                                                   169,600
Issuance of Common Shares in exchange
   for services performed                                                                                                    16,113
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $ 1,291,306)                                                           $(2,106,868)
   Net loss                                                                        $(2,790,166)
Total comprehensive loss                                                                                                 (4,897,034)
                                                    --------------------------------------------------------------------------------
Balance December 31, 2000                           $             --               $   838,750          $   415,098     $35,086,034
                                                    --------------------------------------------------------------------------------


Warrants issued in exchange
   for services performed                                                                                               $    35,000
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $13,583)                                                               $   (25,226)
   Net loss                                                                        $(2,428,135)
Total comprehensive loss                                                                                                 (2,453,361)
                                                    -------------------------------------------------------------------------------
Balance March 31, 2001                              $             --               $(1,589,385)          $  389,872     $32,667,673
                                                    -------------------------------------------------------------------------------

Issuance of Common Shares as compensation                                                                                         -
Amortization of deferred compensation                                                                                        40,461
Issuance of Common Shares in connection with
 Employee Stock Purchase program                                                                                              9,112

Comprehensive income (loss):

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
         For each of the periods and the period from October 1, 1998
                (date of inception) through September 30, 2001
                                  (Unaudited)


                                                        # of Shares of    # of Shares of                 Additional       Deferred
                                                        Preferred Stock    Common Stock    Par Value   Paid-In Capital  Compensation
                                                        ----------------------------------------------------------------------------
  Change in Unrealized Gain on Marketable
   Securities
   (Net of Income Tax benefit of $32,542)
   Net Loss
Total Comprehensive Loss
                                                         ---------------------------------------------------------------------------
Balance June 30, 2001                                             3           17,495,673    $  17,496  $  33,983,426    $   (84,163)
                                                         ---------------------------------------------------------------------------

Issuance of Common Shares in exchange for
 services                                                                         16,526    $      16  $      54,984
Amortization of deferred compensation                                                                                        38,461
Issuance of Warrants in exchange for services                                                                 12,251

Comprehensive income (loss):
  Change in Unrealized Gain on Marketable
   Securities

   Net Loss
Total Comprehensive Loss
                                                         --------------------------------------------------------------------------
Balance September 30, 2001                                        3           17,512,199    $  17,512  $  34,050,661    $   (45,702)
                                                         ==========================================================================

                                                                                   Retained
                                                                                   Earnings
                                                                                   (Deficit)
                                                                                  Accumulated           Accumulated
                                                                                     during                Other
                                                    Note Receivable               Development          Comprehensive
                                                    from Stockholder                 Stage             Income (loss)      Total
                                                    --------------------------------------------------------------------------------
  Change in Unrealized Gain on Marketable
   Securities
   (Net of Income Tax benefit of $32,542)                                                              $     (92,977)
   Net Loss                                                                        $(3,963,844)
Total Comprehensive Loss                                                                                                $(4,056,821)
                                                    --------------------------------------------------------------------------------
Balance June 30, 2001                               $             --               $(5,553,229)        $     296,895    $28,660,425
                                                    --------------------------------------------------------------------------------

Issuance of Common Shares in exchange for
 services                                                                                                                    55,000
Amortization of deferred compensation                                                                                        38,461
Issuance of Warrants in exchange for services                                                                                12,251

Comprehensive income (loss):
  Change in Unrealized Gain on Marketable
   Securities                                                                                          $    (387,582)

   Net Loss                                                                        $(3,898,558)
Total Comprehensive Loss                                                                                                $(4,286,140)
                                                    --------------------------------------------------------------------------------
Balance September 30, 2001                          $             --               $(9,451,787)        $     (90,687)   $24,479,997
                                                    ================================================================================

See notes to Condensed Consolidated Financial Statements.

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

          BarPoint is in the development stage as of September 30, 2001. During the quarter ended September 30, 2001, BarPoint continued to generate revenues from its core web and wireless services and related sales of scanning devices, which accounted for approximately 74% of the approximately $310,000 of revenues for the quarter. The balance of the revenues for the quarter was from Synergy Solutions software sales and related license and royalty fees. The attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure. See footnote number 5, "Subsequent Events" of these condensed consolidated financial statements for a discussion regarding subsequent events and management's plan for the Company's operations.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted investments. The Company places its cash, cash equivalents, and restricted investments with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $10.1 million at September 30, 2001 and $23.8 million at December 31, 2000.

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

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supercedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management had previously determined that the impact of the transition to SFAS No. 142 would not be material to the condensed consolidated financial statements. However, in light of the Company's current developments, management cannot presently determine the impact that SFAS No. 142 will have on the condensed consolidated financial statements.

          In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 provides Accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the transition to SFAS No. 143 to the condensed consolidated financial statements.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact of the transition to SFAS No. 144 to the condensed consolidated financial statements.


     INCOME TAXES

          The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized. As of September 30, 2001, the Company has recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

     EARNINGS (LOSS) PER SHARE

          SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

Reconciliation of Basic to Diluted Earnings per share:

          The reconciliation of the basic and diluted earnings per common share is as follows:

                                                               Three months ended             Nine Months ended
                                                                  September 30,                 September 30,
                                                           ---------------------------   ----------------------------
                                                               2001           2000           2001           2000
                                                           ------------   ------------   ------------   -------------
     Weighted average common shares outstanding             17,321,849      16,730,228     17,278,033      16,366,321
     Dilutive effect of:
      Stock options                                                 --              --             --       1,094,362
      Warrants                                                      --              --             --         306,353
                                                          ------------    ------------   ------------   -------------
     Weighted average common shares outstanding,
      assuming dilution                                     17,321,849      16,730,228     17,278,033      17,767,036
                                                          ============    ============   ============   =============

          For the three months ended September 30, 2001, options to purchase 5,085,305 shares of common stock and 643,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended September 30, 2000, options to purchase 1,738,962 shares of common stock and 324,353 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the nine months ended September 30, 2001, options to purchase 5,085,305 shares of common stock and 643,000 warrants were not included in the computation of diluted EPS since the effect would be antidilutive.

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

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             September 30,      December 31,
                                                 2001               2000
                                              -----------        ----------
      Furniture and Fixtures                  $   344,188        $   36,596
      Computer equipment and software           2,756,620         1,650,016
      Website infrastructure                    4,929,545         3,790,389
      Leasehold improvements                      457,424           127,978
                                              -----------        ----------

      Total                                     8,487,777         5,604,979

     Less accumulated depreciation             (2,236,065)         (636,553)
                                              -----------        ----------
     Property and equipment, net              $ 6,251,712        $4,968,426
                                              ===========        ==========

          Depreciation expense totaled $676,736 and $146,787 for the three months ended September 30, 2001 and 2000, respectively.

4.   COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

     On June 22, 2001, BarPoint filed suit against its former managed services provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to BarPoint. The parties are currently awaiting a decision on Logictier's motion to dismiss, which was heard by the Court on October 25, 2001. In the interim, the parties have commenced the discovery process.

5.   SUBSEQUENT EVENTS

     In light of the current economic uncertainty, on November 1, 2001 the board of directors approved a plan to accelerate the implementation of the Company's restructuring program streamlining the Company's operations. To lower overhead and operating costs, the company has further reduced its headcount from 67 at the end of the second quarter, to 22 today. All remote field offices have been consolidated into the Deerfield Beach, Florida headquarters, and the company is in negotiations to substantially reduce its' remaining lease obligations. In addition, as part of the overall restructuring, the following management changes will take place: Effective November 16, 2001, Michael A. Karmelin will resign as Chief Financial Officer and Jeffrey S. Benjamin will be promoted to Chief Financial Officer. Mr. Benjamin will also continue to perform his duties as Vice President, Controller and Assistant Treasurer, and his former position will not be replaced. Effective December 31, 2001, John C. Macatee will resign as President and CEO. Mr. Macatee will remain on the BarPoint Board of Directors and will continue to serve as a senior advisor to BarPoint management. Effective January 1, 2002, Jeffrey W. Sass, current Chief Operating Officer and a co-founder of BarPoint, will be promoted to President and CEO of BarPoint. Mr. Sass will not be replaced as Executive Vice President and Chief Operating Officer. Leigh M. Rothschild, the Company's founder, will remain as Chairman of the Board of Directors. As a result of these reductions, the Company will substantially reduce its cash burn rate, as well as the amount of capital required to fund BarPoint going forward. This will allow the Company to preserve a substantial amount of its capital for future strategic uses, including dividends, investments, or acquisitions.

     The Company currently estimates that it will have approximately $9 million in excess cash, after reserving adequate resources to properly fund the BarPoint continuing operations and to complete the restructuring plan, including costs related to early termination of leases, and obligations under employment contracts with certain senior executives. The Company does not anticipate needing these funds for core operations, and therefore intends to retain them for future strategic uses including, investments, acquisitions or distribution to the shareholders.

     In conjunction with its decision to preserve BarPoint's excess capital for the benefit of our shareholders, the Board of Directors has approved the declaration of a dividend of $0.12 per common share (approximately $2.3 million) to be paid on January 14, 2002 to shareholders of record as of December 24, 2001. In conjunction with the plan to streamline the operations of the Company, operating expenses will be dramatically reduced via reductions in headcount as described above. Additionally, the Company is in the process of negotiating early terminations of its existing leases of the Deerfield Beach, Florida and New York City office spaces to reduce facility costs. The Company is also in negotiation with certain senior executives of the Company regarding obligations under employment contracts. The impact of these events cannot presently be determined.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     Background

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

     The 1999 private placements included a strategic investment by Symbol Technologies, Inc. giving them an approximately 7.7% interest in BarPoint. As a result of this relationship, BarPoint promotes the use of Symbol scanning devices, develop applications that improve the functionality of scanning devices, and will arrange for the sale of such devices to BarPoint partners through Symbol, for which BarPoint will receive commissions on sales of Symbol hardware and royalties on bundled BarPoint software.

     Overview

     BarPoint.com is an online and wireless product information and commerce platform as well as custom applications developer. BarPoint's service uses unique product identifiers, such as the UPC barcode number, and patent pending "reverse search" technology to simplify the process of finding meaningful product information. As a technology service provider, retail sales facilitator and applications developer, BarPoint is dedicated to helping businesses and consumers make better buying decisions. Through its proprietary data aggregation and integration processes and a device independent platform for secure mobile commerce, BarPoint provides a cost effective turnkey solution for retail partners who want to enable their customers to shop anytime, anywhere, from any mobile device. BarPoint has strategic alliances with companies such as AT&T Wireless, Motorola, Sprint PCS, Verizon Wireless, Cingular Wireless, VoiceStream, Go America, i3 Mobile, Inc., US West/Quest, Air2Web and Symbol Technologies. BarPoint also develops custom applications that support the use of BarPoint services for its partners and, under the brand name Synergy Solutions, develops applications for handheld computers that are focused on improving productivity.

     On August 8, 2001, the Company announced that it was beginning the implementation of a restructuring plan to reduce its overhead, streamline operations and enhance shareholder value. This plan was approved by the Board of Directors on November 1, 2001. While business conditions in the primary markets served by BarPoint were soft prior to the terrorist attacks of September 11/th/, they have deteriorated further in the aftermath. Visibility regarding the near-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion has been impaired. While the Company believes that the future opportunities are substantial and that it is better positioned today than at any time in its history to capitalize on these opportunities, there is significant uncertainty regarding short-term prospects for revenue growth.

     As a result of the current economic uncertainty, the Company is accelerating the implementation of its restructuring program to enhance shareholder value both short and longer term. The Company expects to accomplish the following objectives:

  . Reduce overhead and operating costs substantially until market conditions improve.

  . Reduce the capital required to fund the core BarPoint business, allowing the Company to preserve a substantial amount of capital for future strategic uses, including potential dividends, investments, or acquisitions.

  . Protect BarPoint's proprietary technology and products until the market for the Company's products and services develops.

  . Pursue high margin revenue opportunities with existing partners and products to ensure positive cash flows by the fourth quarter of 2002.

To lower overhead and operating costs, the Company has further reduced its headcount from 67 at the end of the second quarter, to 22 as of today. All remote field offices have been consolidated into the Deerfield Beach, Florida headquarters, and the company is in negotiations to substantially reduce its' remaining lease obligations.

     In addition, as part of the overall restructuring, the following management changes will take place. Effective November 16, 2001, Michael A. Karmelin will resign as Chief Financial Officer and Jeffrey S. Benjamin will be promoted to Chief Financial Officer. Mr. Benjamin will also continue to perform his duties as Vice President, Controller and Assistant Treasurer, and his former position will not be replaced. Effective December 31, 2001, John C. Macatee will resign as President and CEO. Mr. Macatee will remain on the BarPoint Board of Directors and will continue to serve as a senior advisor to BarPoint management. Effective January 1, 2002, Jeffrey W. Sass, current Chief Operating Officer and a co-founder of BarPoint, will be promoted to President and CEO of BarPoint.
Mr. Sass will not be replaced as Executive Vice President and Chief Operating Officer. Leigh M. Rothschild, the Company's founder, will remain as Chairman of the Board of Directors.

     BarPoint is in the development stage as of September 30, 2001. Although the Company's infrastructure is in place to conduct its principal operations, there has been no significant revenue from core web and wireless services. The majority of revenue to date has been from sales of related scanning devices and Synergy Solutions software sales. During the quarter ended September 30, 2001, approximately 74% of the approximately $310,000 of revenues for the quarter came from BarPoint services and related sales, the majority of which was related sales of scanning devices. The balance of the revenues for the quarter was from Synergy Solutions software sales and related license and royalty fees. The attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

     At September 30, 2001, the Company had total assets of approximately $25.3 million and total liabilities of approximately $836,000, with approximately $10.6 million in cash and cash equivalents and approximately $323,000 in marketable securities. In addition, the Company expects to receive a federal income tax refund of approximately $3.7 million after it files its tax return for the tax year ending September 30, 2001. With the substantial completion and stabilization of BarPoint's technology infrastructure and the completion of several new Synergy software products, the continuing costs for hardware, software, research and development will be reduced substantially. As a result of these reductions and the savings detailed above, the Company will substantially reduce its cash burn rate, as well as the amount of capital required to fund BarPoint going forward. This will allow the Company to preserve a substantial amount of its capital for future strategic uses, including dividends, investments, or acquisitions. Based on these actions, we estimate that these resources are adequate to cover operating needs for more than twelve months going forward, as well as preserve approximately $9 million, after reserving adequate resources to properly fund the BarPoint continuing operations and to complete the restructuring plan, including costs related to early termination of leases, and obligations under employment contracts with certain senior executives. The Company does not anticipate needing these funds for core operations, and therefore intends to retain them for future investments, acquisitions or for distribution to the shareholders. However, there is no assurance that we will not require additional capital prior to the end of such period due to unforeseen events. Refer to the subsequent events section of the Management's Discussion and Analysis or Plan of Operation for further discussion regarding management's plans.

     Results of Operations

     For the quarter ended September 30, 2001 net revenues were $309,811, an increase of 181% over same quarter last year revenues of $110,173. Approximately 74% of our revenue during the third quarter came from BarPoint services and related sales of scanning devices. There were no revenues from such services in the same quarter last year.

     The loss from operations for the third quarter ended September 30, 2001 was $4,043,892. The loss from operations for the same quarter last year was $5,463,109. The loss for the third quarter ended September 30, 2001 includes one-time charges of approximately $460,000 for the write-down of the inventory of scanning devices, accounts receivable related to packaged software sales and termination of the lease for our prior headquarters in Fort Lauderdale, Florida. The same quarter last year includes one-time charges for the write-off of the unamortized balance of the Symbol Technologies product supply and license agreement of $682,000 and the amortization of warrants granted to strategic partners and vendors amounting to $843,000.

     The net loss for the third quarter ended September 30, 2001 was $3,898,558, or $0.23 per share basic and diluted. For the quarter ended September 30, 2000, the Company had a net loss of $6,666,170, or $0.40 per share basic and diluted, including a $2.6 million after-tax write-off for the permanent impairment of marketable securities.

     Total revenues for the nine months ended September 30, 2001 were $1,459,210 compared to $472,484 in the comparable 2000 period, an increase of 209%. Approximately 75% of our revenue during the first nine months came from BarPoint services and related sales of scanning devices. There were no revenues from such services in the same period last year. For the nine months ended
September 30, 2001, one customer, Office Depot, accounted for more than 50% of the Company's sales.

     The loss from operations for the nine months ended September 30, 2001 was $12,851,243 compared to a loss from operations of $11,731,111 in the comparable 2000 period.

     The net loss for the nine months ended September 30, 2001 was $10,290,537 versus net income for the comparable nine-month period in 2000 of $5,036,301. The net income for the 2000 period is due to capital gains of approximately $23.1 million on the sales of marketable securities, partially offset by a $4.1 million pretax write-off for the permanent impairment of marketable securities.

     Selling, general and administrative expenses were $3,480,403 for the quarter ended September 30, 2001, a decrease of $626,906 compared to the quarter ended September 30, 2000 for the reasons described above. For the nine months ended September 30, 2001, Selling, general and administrative expenses were $11,190,189 as compared to $9,443,635 for the comparable 2000 period, an increase of approximately $1.7 million primarily due to an increase in salaries expense of approximately $1.6 million for the nine months ended September 30, 2001 which was driven by growth in headcount. BarPoint expects future operating expenses will be dramatically reduced as a result of the plan to streamline operations of the Company.

     Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $23,708 and $159,397 for the quarters ended September 30, 2001, and September 30, 2000 respectively. For the nine months ended September 30, 2001, marketing and advertising expenses were $191,717 as compared to $1,173,508 for the comparable 2000 period, a decrease of approximately $982,000, primarily attributable to agency fees which were discontinued in April 2000, as well as, advertising costs related to the introduction of our preview website in December 1999. As a result of the streamlined operations, marketing and advertising spending will be significantly reduced.

     Research and development expenses were $28,086 and $180,420 for the quarters ended September 30, 2001 and September 30, 2000, respectively. These expenses consist primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on the Company's behalf. For the nine months ended September 30, 2001, Research and development expenses were $516,641 as compared to $915,359 for the comparable 2000 period. Research and development expense relates to planning stage activities for Web infrastructure development or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under accounting principles generally accepted in the United States of America.

     Interest income was $139,460 and $640,811 for the quarters ended September 30, 2001, and September 30, 2000, respectively. The decrease from the quarter ended September 30, 2000 was due to a decrease in cash balances resulting from operating losses and capital expenditures during the last twelve months. For the nine months ended September 30, 2001, interest income was $639,427 as compared to $1,507,731 for the comparable 2000 period. This decrease is also due to the decreases in cash balances resulting from operating losses and capital expenditures over the last twelve months. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

     Liquidity and Capital Resources

     At September 30, 2001, the Company had total assets of approximately $25.3 million and total liabilities of approximately $836,000 with approximately $10.6 million in cash and cash equivalents and approximately $323,000 in marketable securities. The marketable securities consisted of 278,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $12.2 million from December 31, 2000 to September 30, 2001 due to losses from operating activities of approximately $9.6 million and capital expenditures of approximately $2.5 million. The Company expects to receive Federal tax refunds of approximately $3.7 million once the tax return is filed for the year ended September 30, 2001. The refund of the tax is predicated upon generating tax losses sufficient to absorb taxable income reported for the tax year ended September 30, 2000. We expect that tax losses for the tax year ended September 30, 2001 will be sufficient to recover all of the tax paid for the tax year ended September 30, 2000.

     Cash used in operations during the nine months ended September 30, 2001, was $9,625,462 compared to $8,589,600 during the comparable 2000 period. The increase was primarily driven by increases in salaries and benefits, facilities
and administration.   During this period we built BarPoint's technology platform and operational infrastructure. For the nine months ended September 30, 2001, net cash used in investing activities was $2,479,128 consisting primarily of software development, purchased software and computer equipment, as well as tenant improvements at our new headquarters facility. For the nine months ended September 30, 2000, there was cash provided by investing activities of $19,911,738 consisting primarily of proceeds from the sale of marketable securities of approximately $24.3 million, partially offset by software development, purchased software and computer equipment costs of approximately $3.7 million.

     During the nine months ended September 30, 2001, there was cash used by financing activities of $116,527 which consisted of payments on capital lease obligations. During the nine months ended September 30, 2000, we issued 1,477,500 shares of our common stock in private placements to accredited investors for net proceeds of approximately $16.9 million.

     While business conditions in the primary markets served by BarPoint were soft prior to the terrorist attacks of September 11th, they have deteriorated further in the aftermath. Visibility regarding the near-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion has been impaired. While the company believes that the future opportunities are substantial and that it is better positioned today than at any time in its history to capitalize on these opportunities, there is significant uncertainty regarding short-term prospects for revenue growth. As a result, the Company is continuing the implementation of the restructuring plan to reduce its overhead, streamline operations and enhance shareholder value. To lower overhead and operating costs, the Company has further reduced its headcount from 67 at the end of the second quarter, to 22 today.

     Based on the plan to streamline operations of the Company, we believe that cash and cash equivalents and marketable securities at September 30, 2001 plus the approximately $3.7 million federal income tax refund expected by the end of this year, are adequate to cover operating needs for more than twelve months going forward, as well as preserve approximately $9 million, which management does not intend to use to fund operations, but may be used to fund strategic alternatives for the Company and/or be distributed to the shareholders at a future date. However, there is no assurance that we will not require additional capital prior to the end of such period due to unforeseen events.

     Subsequent Events

     In light of the current economic uncertainty, on November 1, 2001 the board of directors approved a plan to accelerate the implementation of the Company's restructuring program streamlining the Company's operations. To lower overhead and operating costs, the company has further reduced its headcount from 67 at the end of the second quarter, to 22 today. All remote field offices have been consolidated into the Deerfield Beach, Florida headquarters, and the company is in negotiations to substantially reduce its' remaining lease obligations. In addition, as part of the overall restructuring, the following management changes will take place: Effective November 16, 2001, Michael A. Karmelin will resign as Chief Financial Officer and Jeffrey S. Benjamin will be promoted to Chief Financial Officer. Mr. Benjamin will also continue to perform his duties as Vice President, Controller and Assistant Treasurer, and his former position will not be replaced. Effective December 31, 2001, John C. Macatee will resign as President and CEO. Mr. Macatee will remain on the BarPoint Board of Directors and will continue to serve as a senior advisor to BarPoint management. Effective January 1, 2002, Jeffrey W. Sass, current Chief Operating Officer and a co-founder of BarPoint, will be promoted to President and CEO of BarPoint. Mr. Sass will not be replaced as Executive Vice President and Chief Operating Officer. Leigh M. Rothschild, the Company's founder, will remain as Chairman of the Board of Directors. As a result of these reductions, the Company will substantially reduce its cash burn rate, as well as the amount of capital required to fund BarPoint going forward. This will allow the Company to preserve a substantial amount of its capital for future strategic uses, including dividends, investments, or acquisitions.

     The Company currently estimates that it will have approximately $9 million in excess cash, after reserving adequate resources to properly fund the BarPoint continuing operations and to complete the restructuring plan, including costs related to early termination of leases, and obligations under employment contracts with certain senior executives. The Company does not anticipate needing these funds for core operations, and therefore intends to retain them for future strategic uses including, investments, acquisitions or for distribution to the shareholders.

     In conjunction with its decision to preserve BarPoint's excess capital for the benefit of our shareholders, the Board of Directors has approved the declaration of a dividend of $0.12 per common share (approximately $2.3 million) to be paid on January 14, 2002 to shareholders of record as of December 24, 2001.

In conjunction with the plan to streamline the operations of the Company, operating expenses will be dramatically reduced via reductions in headcount as described above. Additionally, the Company is in the process of negotiating early terminations of its existing leases of the Deerfield Beach, Florida and New York City office spaces to reduce facility costs. The Company is also in negotiation with certain senior executives of the Company regarding obligations under employment contracts. The impact of these events cannot presently be determined.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     On June 22, 2001, BarPoint filed suit against its former managed services provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to BarPoint. The parties are currently awaiting a decision on Logictier's motion to dismiss, which was heard by the Court on October 25, 2001. In the interim, the parties have commenced the discovery process.

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


Dated: November 14, 2001

BarPoint.com, Inc.

By:  /s/ John C. Macatee
     --------------------
     John C. Macatee
     President and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ Michael A Karmelin
     ----------------------
     Michael A. Karmelin
     Chief Financial Officer
     (Principal Financial Officer)