Form 10KSB
period 2001-12-31
BARPOINT COM INC
filed 2002-04-01
CIK 1013690

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission file number: 000-21235

                               BARPOINT.COM, INC.
             (exact name of registrant as specified in its charter)

                     Delaware                                11-2780723
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

              2200 S.W. 10th Street
             Deerfield Beach, Florida                           33442
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (954) 949-7000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
        COMMON STOCK,                        Nasdaq SmallCap Market
       $.001 PAR VALUE

        Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the fiscal year ended December 31, 2001 were $1,651,557.

     Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 29, 2002 (computed by reference to the last reported sale price of the registrant's Common Stock on the Nasdaq SmallCap Market on such date): $3,337,890.

     Number of shares outstanding of each of the registrant's classes of Common Stock at March 29, 2002: 18,630,599 shares of Common Stock, $.001 par value per share.

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

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

                                     GENERAL

     Unless otherwise indicated or the context otherwise requires, all references in this Form 10-KSB to "we," "our," "us" or "BarPoint" include BarPoint.com, Inc. and its consolidated subsidiaries. We disclaim any intent or obligation to update forward looking statements. All references to a fiscal year are to BarPoint's fiscal year which for 2001 ends December 31. Prior fiscal years ended on September 30 of the relevant year. As used herein, fiscal 2000 refers to fiscal year ended September 30, 2000 and fiscal 1999 refers to fiscal year ended September 30, 1999.

                                     PART I

ITEM 1. Business

General

     BarPoint is an online and wireless product information and shopping service provider which also develops mobile device software applications for consumers and businesses. BarPoint's product information and shopping service platform utilizes patent pending reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, known as UPCs or barcode numbers, catalog numbers and SKU numbers. BarPoint continues to compile an extensive product database of retail products with UPC numbers and related information that BarPoint obtains through data feeds from retailers, manufacturers and data aggregators. In order to handle the large amounts of products and data feeds, BarPoint has developed sophisticated automated data aggregation and integration processes to accept data in any format, scrub and validate the data, and output the data in any format.

     The BarPoint technology platform allows product data to be accessed from a desktop computer or a wide variety of mobile devices, including Internet-enabled personal digital assistants, known as PDAs, interactive pagers and mobile phones. The BarPoint platform also supports mobile commerce with a secure electronic wallet and the ability to place orders directly with electronic commerce enabled merchants from any Internet device. Other features of the current BarPoint platform include personalized services such as user-defined wishlists to save products of interest for later action.

     The BarPoint technology was originally conceived and developed to support a consumer oriented online and wireless product information and shopping service. However, the rate of adoption of wireless Internet devices, as well as the market for wireless consumer shopping services has not developed at the pace we expected. In spite of this, we have successfully completed the construction of a robust technology platform that can accommodate any Internet capable device and offer true mobile commerce capabilities including secure wireless purchasing from a handheld device such as a mobile phone, interactive pager or PDA. In addition, we established strategic relationships with the majority of the major wireless carriers in the US including:

     .    AT&T Wireless;

     .    Cingular Wireless;

     .    Nextel;

     .    Qwest;

     .    Sprint PCS; and

     .    Verizon.

     As a result of these relationships, the BarPoint service is currently integrated onto the shopping menu of more than 95% of all Internet capable mobile phones sold in the US. We believe that this strong presence is valuable real estate and has the potential to generate significant traffic and visitors to BarPoint and our partner merchants as mobile Internet usage continues to grow.

     As there have been significant changes in the Internet and consumer wireless markets since we first launched the BarPoint service in 1999, we believed it was necessary to change our original business model in order to become a service provider, leveraging our mobile-commerce technology platform and extensive carrier relationships to quickly and affordably create a wireless presence for our vendor partners. As a result of this, at the end of 2001 we introduced the Mobile Merchant Marketplace or M/3/.

The Mobile Merchant Marketplace

     The Mobile Merchant Marketplace program creates a "store-within-a-store" for participating merchants within the BarPoint service. Current merchants include The Sharper Image and Office Depot. The Mobile Merchant Marketplace program provides merchants with a turnkey mobile commerce solution for far less than the cost of developing their own mobile infrastructure. The Mobile Merchant Marketplace allows customers to browse through vendor-branded Internet stores, using mobile phones, PDAs and interactive pagers, and to search for products by using barcode numbers, merchants' proprietary SKUs, catalog numbers or any other merchant-specific identifiers. Products can then be purchased wirelessly directly from the selected merchant using BarPoint's mobile wallet, or products can be saved to users' personalized gift and wish lists through My BarPoint services.

     Mobile Merchant Marketplace essentially creates a wireless Internet Mall where our retail and etail tenants can make their entire catalog of products available for promotion and direct purchase from any Internet enabled mobile device. They can take advantage of BarPoint's robust technology and prime placement on the major carrier's shopping decks, providing one more simple way for their customers to shop from them, anytime, anywhere. In addition, the Mobile Merchant Marketplace program can extend the promotional lifecycles of any printed material (e.g., catalogs, advertisements, etc.) by allowing users to easily access product information and/or bookmark products into customized "want" and "have" lists for quick reference and ordering at a later time. Other features of a partner's branded Mobile Merchant Marketplace can include a store locator and a branded URL with a direct link to the merchant's branded Mobile Merchant Marketplace page within the BarPoint service. Each BarPoint Mobile Merchant Marketplace partner also receives a branded storefront accessible though www.barpoint.com from a desktop PC as well as through wireless devices.

     We provide a turnkey wireless solution for the merchant that is faster, easier and far less expensive than it would be for the merchant to build its own wireless service. In addition, merchants are able to take advantage of our technology infrastructure as well as our placement with our carrier partners. For a retailer, BarPoint's Mobile Merchant Marketplace offering is one of the simplest and most cost effective ways to have a wireless presence for their customers. We are not aware of any current competitors offering retailers a comparable service. The other alternative a retailer would have is to hire one of the numerous wireless software providers to build a custom solution that would likely take longer, cost more and not include any carrier distribution.

Data Integration Group Services

     In order to service our own needs in building a very large database of products and related product information, we have had to develop sophisticated data aggregation and integration technology, which we refer to as DIGS(TM). Our DIGS technology fully automates much of the labor intensive and mundane work that is necessary to receive multiple data feeds in a variety of disparate formats, and then scrub and validate such data for presentation in a common format, or yet another range of disparate formats. DIGS can handle an unlimited number of feeds and an unlimited number of products and it can accept and process any format in, and deliver any format out. We believe there are many companies that may potentially benefit from utilizing DIGS as a service provided by BarPoint. DIGS customers would be able to reduce their in-house data aggregation and integration costs by outsourcing aspects of the process to BarPoint.

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

     On June 3, 1999, Harmat acquired all of the shares of BarPoint.com, Inc., a Florida corporation, known as BarPoint-Florida that was founded in October 1998. The transaction was accounted for as a reverse acquisition, as if BarPoint-Florida had acquired Harmat, because the stockholders of BarPoint-Florida owned a majority of Harmat's outstanding common stock after the transaction. Following the acquisition, we changed our name from

The Harmat Organization, Inc. to BarPoint.com, Inc. and continued to develop our current line of business which was originated by BarPoint-Florida. The Florida corporation that we acquired is now our wholly owned subsidiary.

     On November 5, 1999, we acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices. Synergy Solutions' products are currently sold at major on-line, retail, and catalog software vendors. Today our Synergy Solutions brand handles the development of software applications and mobile solutions for BarPoint, as well as general applications for mobile devices.

     BarPoint is in the development stage as of December 31, 2001 for financial reporting purposes. Although historically revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary, in fiscal 2001 BarPoint has begun to generate revenues from its principal operations. Revenues to date from principal operations have not been significant. In addition, our products and services have only recently been introduced to the marketplace. We expect revenues from the BarPoint online and wireless product information and shopping services to develop and grow during 2002 and at that time we anticipate exiting the development stage. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including achieving market acceptance of our products and services, maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

Industry Overview

     We believe that as wireless networks continue to improve and mobile handsets and devices continue to become more capable and user friendly in design, there will be steady growth in mobile commerce and the use of mobile devices to access information from the Internet. According to J.D. Power and Associates, nearly twice as many subscribers in 2001 (23 percent) report accessing the Internet via a wireless phone compared to 2000 (12 percent). In terms of the purchasing power of mobile device users, GartnerG2 Research suggests that as much as 10% of all business to consumer e-commerce transactions in the US will be done through devices other than PC's by 2005 and by the same year $9.5 billion will be spent through mobile devices. The Yankee Group states that approximately 50 million wireless phone users in the US will use their devices to authorize payment for premium content and physical goods by 2006. These 50 million mobile users will spend approximately $15 billion purchasing with their wireless devices.

     As this wireless market continues to develop, more and more retailers and business will desire services such as those provided by BarPoint in order to have the ability to promote and sell their products to users of mobile devices, and to make their product information available to mobile employees and agents, anytime, anywhere.

Strategy

     Our objective is to establish BarPoint as both the leading brand for mobile shopping as well as a leading mobile commerce service provider to retailers and business. In addition, we will continue to leverage our capabilities as an application developer as well as pursue opportunities to use our technology to offer data aggregation and integration services to companies that regularly handle large numbers of data feeds. To achieve these goals we intend to:

     . Maintain our Technology Platform to Support New Networks and Devices. We have substantially completed the capital-intensive phase of creating and building the technology infrastructure that supports the BarPoint service and platform. While the costs of continuing to maintain our infrastructure are significantly less than the costs to build it, we have developed a scalable and robust system and we will continue to make enhancements to our technology platform to take advantage of opportunities created by the ongoing availability of new and improved wireless data networks, such as 2.5 and 3G, as well as the continued introduction of newly designed handsets and mobile devices.

     . Pursue Retail and Enterprise Customers for Mobile Merchant Marketplace. We will continue to pursue retail customers for our Mobile Merchant Marketplace turnkey mobile commerce solution. We provide and host a complete branded mobile store for participating retailers. Typically, we expect such participating retailers to pay a monthly service fee as well as an affiliate commission on all transactions sent to them through the BarPoint infrastructure. Mobile Merchant Marketplace partners are able to cost-effectively leverage the robust technology platform BarPoint has built and offer their customers the ability to shop from any mobile device, as well as the advantages and convenience of BarPoint's wish lists and other features. In addition, Mobile Merchant Marketplace retailers benefit from BarPoint's widespread carrier presence, making their mobile stores readily accessible on more than 95% of the Internet capable phones sold in the US. For retailers or businesses that are not capable of fulfilling on-line orders or who do not see the need for a mobile sales channel, we also offer a stand-alone store locator offering. For a modest monthly fee, store locator partners can have a branded listing within the BarPoint service on all the carriers and users can use any mobile device to find the nearest store by entering their current zip code. We also intend to leverage our Mobile Merchant Marketplace platform to service enterprise customers who want to make their product information available on mobile devices for use by employees, sales representatives, agents, customers and others. For example, a plumbing supply company could use BarPoint's M/3/ platform to make its entire product line accessible to its plumber customers directly through their mobile phones. Plumbers in the field could instantly obtain product information pricing, create a customer list, or even place an order direct from the plumbing supply company right from their jobsite using any internet capable mobile device. Our strategy is to approach appropriate enterprises directly as well as to enter into value added reseller relationships with hardware manufacturers and others who approach enterprises with mobile solutions.

     . Develop custom and commercial software applications for consumers and businesses. Our Synergy Solutions business continues to support and sell its existing line of productivity software for handheld devices using the Palm and Pocket PC operating systems. Current retail sales are primarily through on-line channels. In addition we continue to pursue bundling and original equipment manufacturer opportunities for appropriate Synergy products. As an applications developer, we also offer our custom application development capability to our retail and other partners. To date we have created a custom Palm application for Office Depot called the Office Depot Quick Purchase and our strategy is to offer similar applications to other retail partners. We continue to further develop and refine our existing applications and we are actively pursuing custom application opportunities with both existing and new customers. Once a merchant becomes a M/3/ customer, we also look for opportunities to create a custom application for them.

     . Develop Customers for Data Integration Group Services (DIGS(TM)). We intend to pursue customers for our Data Integration Group Services
          (DIGS). Our robust and flexible automated process allows us to retrieve an unlimited number of data feeds of any format, containing an unlimited number of products, and scrub, validate and normalize the data into any common format. Conversely, we can take any common format database and output and output it to any other format or formats. Our strategy is to offer DIGS as a service to companies and receive a recurring service fee as they utilize DIGS to process their feeds. In addition, incremental DIGS revenue may come from customization of various scripts and related development fees. We will offer DIGS to companies we have identified who deal in large data feeds including retailers, etailers and data aggregators. We already have existing relationships with some of these businesses.

     . Establish a Brand Identity. We will continue to build our brand identity primarily through pursing cross-promotion and marketing opportunities with our distribution and retail partners.

Database and Products

     The BarPoint service can be accessed via the Internet at www.barpoint.com from desktop computers or mobile wireless devices, including pagers, PDA's and mobile phones. The BarPoint service allows users to search for products by keyword, UPC and other unique identifiers. From the main BarPoint menu, users can search for a product by UPC code or keyword, or they can select a category. Current supported categories include:

     .    books;

     .    music;

     .    movies;

     .    computers;

     .    office products;

     .    electronics;

     .    toys; and

     .    pets

     In the Mobile Merchant Marketplace users can first select a preferred vendor such as The Sharper Image or Office Depot, and then search for products within a branded mobile store for the specific vendor. Once a product is selected, users can review detailed product information, save the product to a personal list, email the information to a friend, or even purchase the item, directly from their mobile device, using BarPoint's secure electronic wallet.

Technology

     We utilize patent pending "reverse search" technology that enables consumers to access our Internet database and search for product-specific information using a unique product identifier such as a UPC barcode number. When a UPC barcode number is entered, our technology and database is used to first identify the item, as well as its manufacturer and product category. Then, using that information, our search technology collects a wide range of product details, links and related information. All of this information is returned to the consumer on our search results page on any device. Our robust platform recognizes the device making a request and automatically presents search results in a format appropriate for the particular device's screen and memory capabilities. Our secure mobile wallet allows users to register one time and then make secure purchases from any Internet device. Our personalized "My BarPoint" services allow a user to save items on customized "want" and "have" lists, and seamlessly create, access and modify those lists from any device. Additionally, our DIGS technology allows us to accept large numbers of data feeds in any format and automatically scrub, validate and process those feeds into any other format. Other features of our DIGS technology include attribute ranking, which allows us to select the best content for a particular product from multiple sources so that our search results page presents the best possible content for the product.

     Currently, our website is hosted on Unix based equipment from Sun Microsystems and our primary database is stored using Oracle 8i software. The server equipment is located in Virginia at a Tier 1 facility.

     Our service is available by accessing www.barpoint.com from any device that can access the Internet. UPC barcode number searches can be executed by simply typing or scanning in a UPC barcode number. If a visitor to our site does not have the UPC barcode number handy for the product they are interested in, they can also conduct a search by entering a text description of the desired item and in many cases a SKU number, catalog number or other unique identifier. We have also introduced the BarPoint Shopper(TM) web clipping application for the Palm VII wireless organizer from Palm Computing, and other wireless Palm OS devices that use the WCA format to access Internet information. Users of web-enabled interactive pagers and cellular phones can access our service by simply pointing their mobile browser to our website.

Sales and Marketing

     Historically, our revenues have been derived mainly from the sale of software applications, category sponsorships and sales of scanning hardware to primarily one customer. However, with the rollout of the Mobile Merchant Marketplace in November 2001, we expect to begin to generate additional revenues in the following ways:

     . from monthly service fees and affiliate commissions from merchants using our Mobile Merchant Marketplace turnkey mobile commerce solution;

     .    selling promotional advertising and sponsorship opportunities;

     . from monthly service fees from businesses that sign up for the Mobile Merchant Marketplace and/or store locator service;

     . service fees from companies utilizing DIGS data aggregation and integration services;

     . development fees from custom applications for retail and business partners; and

     .    continued sales of Synergy Solutions software.

     We will work closely with our distribution and retail partners on a variety of cross-promotion and cross-marketing opportunities to drive increased numbers of users to the BarPoint service and Mobile Merchant Marketplace partners.

Research and Development

     We believe that strong product development capabilities are essential to our strategy of continuing to enhance and improve our product offerings both on our website and on mobile devices. While we have downsized our staff over this past year, we have managed to retain many talented, qualified personnel in order to optimize our ability to adapt to rapidly changing technologies and evolving customer expectations. Our patent-pending "reverse search" technology has been developed to provide access to our database of UPC linked product information from a variety of Internet capable devices, using industry standard software platforms. Our in-house web development team includes programmers, engineers, and database administrators. Approximately 43% of our current staff is involved in our technology activities.

     Research and development expenses were approximately $704,000 for the year ended December 31, 2001, $577,000 for the quarter ended December 31, 2000 and $1.2 million for the year ended September 30, 2000. Research and development expenses were primarily due to development of our product database, content and technology infrastructure.

Intellectual Property

     Our future success and ability to compete depends significantly on our proprietary technology. We have applied for six patents related to our technology. We cannot assure our stockholders that any of these patents will be issued, or if issued that any of them will be upheld against challenges. In addition, we rely on copyright, trademark and trade secret laws and confidentiality agreements with our employees and third parties to protect our intellectual property. We have applied for registration of several trademarks, including the BarPoint name, our logo M/3/ and DIGS in the United States and will seek to register additional service marks and trademarks as appropriate.

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

Competition

     The electronic and mobile commerce markets are relatively new and are growing rapidly. We face competition from a number of established competitors who offer consumer goods and product information on the Internet including Yahoo!, Lycos, Mysimon.com, E-compare, Dealtime.com, Qode, Infospace.com, and others. With regard to our Mobile Merchant Marketplace, although there are few, if any, similar turnkey solutions, we compete with a wide range of companies that offer various levels of mobile enablement software and services, including Air 2web, Mobilian, 2 Roam, and many others, as well as numerous technology integrators who can build a custom wireless solution. Many of our competitors have greater financial, technical, marketing and other resources than us. Because barriers to entry are low, new competitors will continue to emerge. With regard to DIGS we will be competing with software manufacturers and integrators that provide various data aggregation solutions.

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

Employees

     As of December 31, 2001, we had 21 full-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2. Properties

     Our corporate headquarters are currently located in Deerfield Beach, Florida. We lease approximately 50,000 square feet of space in Deerfield Beach, Florida under a lease that expires in 2010, however, in March 2002 we entered into a termination agreement with our landlord that will release us from our obligations on June 1, 2002, subject to the landlord's signing of a lease with a new tenant and the new tenant's approval by the landlord's lender. As of March 25, 2002 these contingencies remain unsatisfied.

ITEM 3. Legal Proceedings

     On June 22, 2001, we filed suit against our former managed service provider, Logictier, Inc., and certain of its officers and directors in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to us. BarPoint seeks money damages in an amount to be determined at trial. As of March 14, 2002, the parties are currently in the process of completing discovery.

     On or about November 26, 2001, VisualTek Solutions, Inc. filed a Demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between us and VisualTek, dated August 15, 2000. VisualTek has requested relief against BarPoint for "breach of contract," "quantum meruit" and "common counts." The amount of relief claimed is for "monetary damages according to proof." We believe that VisualTek's claims are without merit and intend to vigorously defend against these claims in the proceeding.

We may also raise counterclaims against VisualTek for damages. As of March 14, 2002, the parties have selected an arbitrator and are engaged in preliminary motion practice and discovery and document exchange.

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

                  Fiscal Year                         High                Low
----------------------------------------------    -------------      -------------
2001
First Quarter.................................      $   1.94           $   0.53
Second Quarter................................      $   0.79           $   0.27
Third Quarter.................................      $   0.49           $   0.21
Fourth Quarter................................      $   0.53           $   0.26

Transition 10/1/2000 -- 12/31/00
First Quarter.................................      $   3.22           $   1.00

2000
First Quarter.................................      $  14   1/8        $   4   3/4
Second Quarter................................      $  28              $   8   1/2
Third Quarter.................................      $  17   3/4        $   4  11/16
Fourth Quarter................................      $   6              $   3

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

     As of March 20, 2002, there were 156 holders of record of our common stock.

Dividend Policy

     Prior to the reverse acquisition with BarPoint.com, we declared a stock dividend to stockholders of record of The Harmat Organization on June 2, 1999 payable pro rata to stockholders on October 19, 1999, of an aggregate of 878,770 shares of our common stock.

     In November 2001, we announced a plan to maintain approximately $9 million of capital for future strategic uses including investments, acquisitions or for distribution to the shareholders. We do not anticipate needing these excess funds to support future operations. However, they are available for use if deemed necessary by BarPoint.com, Inc. In conjunction with the decision to preserve excess capital for the benefit of our shareholders, our board of directors approved the declaration of a dividend of $0.12 per common share (approximately $2.3 million) which was paid on January 14, 2002 to shareholders of record as of December 24, 2001. We may in the future return additional amounts of preserved capital to the shareholders in the form of dividends but currently have no plan to do so.

Issuances of Unregistered Securities

     On April 9, 2001, we issued $50,000 worth of common stock to each of Leigh Rothschild and John C. Macatee and $30,000 worth of common stock to Jeffrey W. Sass as partial payment of salary. BarPoint believes these issuances are exempt from registration under 4(2) of the Securities Act of 1933.

     On July 1, 2001, we issued 16,526 shares of our common stock to Air2Web as payment for services. BarPoint believes this issuance is exempt from registration under 4(2) of the Securities Act of 1933.

     On November 13, 2001, we issued an aggregated 234,375 shares of our common stock to several of our officers as compensation for services. BarPoint believes these issuances are exempt from registration under 4(2) of the Securities Act of 1933.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     BarPoint is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses. BarPoint's product information and shopping service platform utilizes patent pending reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes , catalog numbers and SKU numbers. BarPoint continues to compile an extensive product database of retail products with barcode numbers and related information that we obtain through data feeds from retailers, manufacturers and data aggregators. BarPoint has strategic alliances with companies such as AT&T Wireless, Motorola, Sprint PCS, Verizon Wireless, Cingular Wireless, Go America, i3 Mobile, Inc., US West/Quest, Air2Web and Symbol Technologies. BarPoint also develops custom applications that support the use of BarPoint services for its partners and, under the brand name Synergy Solutions, develops applications for handheld computers that are focused on improving productivity.

     BarPoint is in the development stage as of December 31, 2001 for financial reporting purposes. Historically revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary, but, in fiscal 2001 BarPoint has begun to generate revenues from its principal operations. Although our infrastructure is in place to conduct our principal operations, we have not generated significant revenues from core web and wireless services. The majority of revenues to date has been from sales of related scanning devices and Synergy Solutions software sales. Revenues to date from principal operations have not been significant. For the year ended December 31, 2001, approximately 76% of the approximately $1.7 million of revenues for the year came from BarPoint services and related sales, the majority of which was related sales of scanning devices. The balance of the revenues for the year were from Synergy Solutions software sales and related license and royalty fees. We expect revenues from the BarPoint online and wireless product information and shopping services to develop and grow during 2002 and at that time, we anticipate exiting the development stage. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

     BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ-SmallCap market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000, Between June 1999 and April 2000, BarPoint was able to generate approximately $50 million in cash to support development, infrastructure investment and rollout of the BarPoint service. From June through August 1999, we issued 4,499,868 shares of BarPoint common stock in private placements to accredited investors for gross proceeds of approximately $6.2 million. In March 2000, we sold marketable securities obtained in the reverse acquisition of Harmat for approximately $24.7 million. In April 2000, we issued 1,477,500 shares of BarPoint common stock in private placements for gross proceeds of approximately $17.7 million.

     On August 8, 2001, we announced that we were beginning the implementation of a restructuring plan to reduce our overhead, streamline operations and enhance shareholder value. During the third quarter, the country, the economy and BarPoint were all tremendously impacted by the tragic events of September 11/th/. While business conditions in the primary markets served by BarPoint were soft prior to the terrorist attacks, they have deteriorated further in the aftermath. Visibility regarding the size of the market opportunity and the rate of growth in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion has been impaired substantially. While we believe that the future opportunities are substantial and that we are better positioned today than at any time in our history to capitalize on these opportunities, there is significant uncertainty regarding short-term prospects for revenue growth.

     As a result of the economic uncertainty, in November 2001 we accelerated the implementation of our restructuring program to enhance shareholder value both short and longer term. The restructuring program is designed to accomplish the following objectives:

     . Reduce overhead and operating costs substantially until market conditions improve.

     . Reduce the capital required to fund the core BarPoint business, allowing us to preserve a substantial amount of capital for future strategic uses, including potential dividends, investments, or acquisitions.

     . Protect BarPoint's proprietary technology and products until the market for our products and services develops.

     . Pursue high margin revenue opportunities with existing partners and products with the goal of achieving positive cash flow by the fourth quarter of 2002.

     To lower overhead and operating costs, we reduced our headcount from 67 at the end of the second quarter of 2001, to 21 as of December 31, 2001. All remote field offices have been consolidated into the Deerfield Beach, Florida headquarters. In November 2001, we terminated our lease at our New York City headquarters. We have entered into a conditional agreement with our landlord to terminate the Deerfield Beach, Florida headquarters lease and vacate the premises effective June 1, 2002. The lease termination agreement is subject to the satisfaction of several contingencies that are not under our control and, as of March 25, 2002, remain unsatisfied.

     In addition, as part of the overall restructuring, the following management changes have taken place:

     Effective November 16, 2001, Michael A. Karmelin resigned as Chief Financial Officer and Jeffrey S. Benjamin was promoted to Chief Financial Officer. Mr. Benjamin also continues to perform his duties as Vice President, Controller and Assistant Treasurer, and his former position was not replaced. Effective December 31, 2001, John C. Macatee resigned as President and CEO. Mr. Macatee remains on the BarPoint Board of Directors and will continue to serve as a senior advisor to BarPoint management. Effective January 1, 2002, Jeffrey W. Sass, former Chief Operating Officer and a co-founder of BarPoint, was promoted to President and CEO of BarPoint. Mr. Sass will not be replaced as Executive Vice President and Chief Operating Officer. Leigh M. Rothschild, BarPoint's founder, remains as Chairman of the Board of Directors.

     At December 31, 2001, we had total assets of approximately $21.8 million and total liabilities of approximately $4.1 million, with approximately $12.6 million in cash and cash equivalents and approximately $470,000 in marketable securities. In December 2001, we received a tax refund of approximately $3.7 million with the filing of our tax return for the year ended September 30, 2001. In addition, we expect to recover an additional refund of approximately $252,000 in 2002 as the result of tax law changes enacted by the United States Congress in March 2002. This additional refund represents the recovery of Alternative Minimum Tax paid for the tax year ended September 30, 2000. With the substantial completion and stabilization of BarPoint's technology infrastructure and the completion of several new Synergy software products, the continuing costs for hardware, software, research and development will be reduced substantially. As a result of these reductions and the savings detailed above, we have substantially reduced our cash burn rate. This has allowed us to preserve a substantial amount of our capital for future strategic uses, including dividends, investments, or acquisitions. We may require additional capital prior to the end of such period due to unforeseen events.

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

     On December 18, 1999, we closed on the sale of land held for sale for $174,000. We recognized income of approximately $24,000, before commissions and other selling expenses.

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

Results of Operations

     Revenues for the year ended December 31, 2001 were $1,651,557. BarPoint's revenues for the year were from BarPoint services and related sales, the majority of which was related sales of scanning devices and software sales by Synergy Solutions, a wholly owned subsidiary offering applications for mobile devices. Revenues for the year ended September 30, 2000 were $522,809 and were generated entirely from the sale of Synergy Solutions software products. Revenues during the fourth quarter of 2001 were $192,347 compared to $137,969 in the calendar fourth quarter of 2000 and $110,173 for the quarter ended September 30, 2000. Revenues for the quarter ended December 31, 2000 were derived entirely from the sale of Synergy Solutions software products. Approximately 82% of our revenue in the fourth quarter of 2001 came from BarPoint services and related sales of scanning devices. There were no revenues from such services in the quarters ended December 31, 2000 and September 30, 2000.

     For the year ended December 31, 2001, BarPoint reported net losses of $15,330,692, or $0.88 per share basic and diluted. For the quarter ended December 31, 2000, BarPoint reported net losses of $2,790,166 or $0.16 per share basic and diluted. For the year ended September 30, 2000, BarPoint reported net income of $4,067,511, or $0.25 per share basic and $0.23 per share diluted. Net loss for the year ended December 31, 2001 resulted primarily from operating expenses of $18.7 million and restructuring charges of approximately $815,000 offset by gross profit of approximately $696,000, interest income of approximately $760,000 and income tax benefit of $1.9 million. Net losses for the quarter ended December 31, 2000 were $2,790,166 which consisted primarily of operating expenses of $4.9 million offset by Income tax benefit of $1.5 million. Net income for the year ended September 30, 2000 of $4,067,511 resulted primarily from gains on the sale of marketable securities of approximately $23.5 million, partially offset by losses of approximately $4.1 million during the fourth quarter due to the write-off of BarPoint's investment in FinancialWeb.com, Inc.

     For the year ended December 31, 2001, losses from operations were $18,031,005. For the quarter ended December 31, 2000, losses from operations were $4,737,334 and for the year ended September 30, 2000, losses from operations were $13,817,891. The increase in operating losses from the year ended December 31, 2001 versus the year ended September 30, 2000 of approximately $4.1 million is primarily due to an increase in salaries and benefits expenses of approximately $1.8 million which is the result of headcount growth which began in fiscal 2000. Growth in headcount began to fall off as we implemented our restructuring plan mid and late 2001 before stabilizing in 2002. In addition, our facilities costs increased in the year ended December 31, 2001 approximately $1.3 million due to our move to our 50,000 square foot Deerfield Beach headquarters in the beginning of 2001 and a new office space in New York City which lease was subsequently terminated in November 2001. BarPoint incurred approximately $272,000 of one-time charges for the termination of the New York City and Fort Lauderdale leases.

     Selling, general and administrative expenses were $14,804,577 for the year ended December 31, 2001, $4,073,900 for the quarter ended December 31, 2000 and $11,782,597 for the year ended September 30, 2000. The increases in selling, general and administrative expenses are primarily due to an increase in salaries and benefits expenses of approximately $1.8 million which is the result of headcount growth which began in fiscal 2000. Growth in headcount began to fall off as we implemented our restructuring plan mid and late 2001, before stabilizing in 2002. The increase also reflects the increased facilities and administration costs described in the paragraph above.

     Marketing and advertising expenses, which are included in selling, general and administrative expenses, were $391,009 for the year ended December 31, 2001, $361,640 for the quarter ended December 31, 2000 and $1,290,222 for the year ended September 30, 2000. Advertising expenses were primarily related to developing brand recognition. The decrease in marketing and advertising expense for the year ended December 31, 2001 of approximately $900,000 versus the year ended September 30, 2000 is primarily attributable to agency fees which were discontinued in April 2000, as well as, advertising costs related to the introduction of our preview website in December 1999. As a result of our streamlined operations, marketing and advertising spending will be significantly reduced going forward.

     Research and development expenses were $703,874 for the year ended December 31, 2001, $577,008 for the quarter ended December 31, 2000 and $1,169,563 for the year ended September 30, 2000. Research and development expense relates to the planning stage activities for Web infrastructure development or enhancements.

The majority of our development spending relates to web site application and development activities, which are capitalized under accounting principles generally accepted in the United States of America.

     Interest income was $694,538 for the year ended December 31, 2001, $475,759 for the quarter ended December 31, 2000 and $1,536,033 for the year ended September 30, 2000. The decrease in interest income of approximately $841,000 for the year ended December 31, 2001 as compared to the year ended September 30, 2000 is due to the decrease in cash balances resulting from operating losses and capital expenditures over the last twelve months as well as the steep decline in interest rates over the same period. The interest was earned from the investment of cash balances in money market funds, government securities and investment grade commercial paper.

     Other income consisted primarily of gains on the sale of 15,000 common shares of Socket Communications for the year ended December 31, 2001 and 1,675,254 common shares of Socket Communications of $23.5 million during the year ended September 30, 2000. Those gains for the year ended September 30, 2000, were reduced by impairment charges of $4.1 million recognized on an investment in FinancialWeb.com, Inc.

Liquidity and Capital Resources

     At December 31, 2001, we had total assets of approximately $21.8 million and total liabilities of approximately $4.1 million, with approximately $12.6 million in cash and cash equivalents and approximately $470,000 in marketable securities. In December 2001, we received a tax refund of approximately $3.7 million with the filing of our tax return for the year ended September 30, 2001. In addition, we expect to recover an additional refund of approximately $252,000 in 2002 as the result of tax law changes enacted by the United States Congress in March 2002. This additional refund represents the recovery of Alternative Minimum Tax paid for the tax year ended September 30, 2000. With the substantial completion and stabilization of BarPoint's technology infrastructure and the completion of several new Synergy software products, the continuing costs for hardware, software, research and development will be reduced substantially. As a result of these reductions and the savings detailed above, we have substantially reduced our cash burn rate. This has allowed us to preserve a substantial amount of our capital for future strategic uses, including dividends, investments, or acquisitions. Cash and cash equivalents decreased approximately $10.2 million from December 31, 2000 to December 31, 2001 due to cash used in operating activities of approximately $7.9 million and capital expenditures of approximately $2.5 million partially offset by cash provided by financing activities of approximately $189,000 which consisted of payments of capital lease obligations of approximately $129,000 and proceeds received by BarPoint on the exercise of stock options of approximately $306,000.

     For the year ended December 31, 2001, we used cash in operating activities of $7,895,962. For the quarter ended December 31, 2000, we used cash in operating activities of $8,423,568 and for the year ended September 30, 2000 we used cash in operating activities of $10,071,306. The decrease in net cash used in operating activities from the year ended December 31, 2001 to the quarter ended December 31, 2000 is primarily due to fact that we made income tax payments of $4.5 million in the December 31, 2000 quarter and received an income tax refund of approximately $3.7 million in the year ended December 31, 2001 which was offset by other operating expenses in the year ended December 31, 2001 versus the quarter ended December 31, 2000. The decrease in cash used in operating activities of approximately $2.2 million for the year ended December 31, 2001 as compared to the year ended September 30, 2000 relates primarily to the streamlining of operations in 2001 as described above.

     For the year ended December 31, 2001, net cash used by investing activities was $2,478,707 consisting primarily of software development, purchased software and computer equipment. For the quarter ended December 31, 2000, net cash used by investing activities was $3,055,017 consisting primarily of software development, purchased software and computer equipment and the $1.5 million purchase of certificates of deposit to collateralize letters of credit and tenant improvements at the Deerfield Beach headquarters facility. For the year ended September 30, 2000, net cash provided from investing activities was $20.3 million and was derived primarily from the sales of approximately 1.7 million shares of Socket Communications which yielded proceeds of approximately $24.7 million. The proceeds from the sale of marketable securities were offset by purchases of property and equipment of $2.7 million and software development costs of $1.1 million. For the year ended December 31, 2001, net cash provided by financing activities was $189,110 and consisted of repayments of capital lease obligations of approximately $129,000 offset by proceeds from the exercise of stock options of approximately $306,000. For the quarter ended December 31, 2000 there were no financing activities. For the year ended September 30, 2000, net cash provided by financing activities was $18,069,997, which resulted primarily from the proceeds from the private placement of common stock. During the year ended September 30, 2000, we issued a total of 1,477,500 shares of our common stock in private placements to accredited investors for net proceeds of approximately $16,931,000. During the year ended September 30, 1999, we issued a total of 4,499,868 shares of our common stock in private placements to accredited investors for net proceeds of approximately $6,274,000, which included a subscription note receivable of $750,000. The subscription note receivable was paid in full February 11, 2000.

     We believe that cash and cash equivalents and marketable securities at December 31, 2001 will be adequate to cover operating expenses for the next year. Management has begun to implement it's restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. This combined with further efforts to reduce operating expense and cash burn rate satisfy management that cash and cash equivalents and marketable securities at December 31, 2001 will cover operating expenses for the next year. However, we may require additional capital prior to the end of such period due to unforeseen circumstances.

                CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING
                                   STATEMENTS

     This Form 10-KSB contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed below under "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock."

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

     We have incurred net losses from operations of approximately $14.5 million from our inception through December 31, 2001. Prior to our acquisition of Synergy Solutions in November 1999, we had no revenues. We expect to continue to incur operating losses in the foreseeable future due to the costs associated with advertising, research and development, selling, general and administrative expenses involved in launching and marketing our service. We are just beginning to generate operating revenues and we are unable to assure our stockholders that we will achieve operating profitability, or sustain it if attained in the future. Substantially all of our revenues for the year ended December 31, 2001 were derived from the sale of scanning devices and software applications which is not our primary business.

Rapid technological changes in electronic commerce and internet access devices may increase our costs and competition and may adversely affect our business.

     The electronic and mobile commerce markets are relatively new. These markets have undergone and are expected to continue to undergo significant and rapid technological changes. Market penetration and customer acceptance of our shopping service, our Mobile Merchant Marketplace and our DIGS service will depend upon our ability to develop successful marketing strategies as well as our ability to adapt to rapid technological changes in the industry and integrate our technology into emerging wireless access devices and other Internet appliances. If our technology is not accessible from widely-used wireless access devices and other Internet appliances, our business and prospects will be adversely affected. We also expect that new competitors may introduce systems or services that are directly or indirectly competitive with ours. These competitors may succeed in developing systems and services that have greater functionality or are less costly than our systems and services, and may be more successful in marketing such systems and services.

     Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of providing services but also facilitate increased competition by reducing competitors' costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

We recently launched our new services and may not achieve market acceptance.

     We launched our new technology platform, our Mobil Merchant Market Place and DIGS Services at the end of 2001. Our success depends on a sufficient number of end users and business affiliates utilizing our specific technology to enable us to achieve profitable operations. We cannot predict whether the technology, licenses and business plan we have developed will appeal as a package to businesses and Internet users. We also cannot predict whether the software applications we develop will be accepted by the market. Wide market acceptance will be necessary to generate profits and enable us to continue in the marketplace.

We are dependent on the Internet and our host provider to conduct business.

     We are dependent on the Internet and third party Internet providers to conduct our business. If the Internet were to experience technical difficulties that limit our ability to provide information through our website, limit our customers' access to our website or impair our ability to effectively process information through the Internet, our business would be adversely affected. We have an agreement with a third party to host our website from their facility in Virginia. We do not have a redundant host center. If our host center in Virginia experiences technical difficulties, our website may be unavailable and our business, reputation, financial condition and results of operations may suffer. We may experience similar risks if we migrate our service to a new provider.

Our current officers and directors can act together to significantly influence the actions of our company.

     As of December 31, 2001, our executive officers and directors own a total of 2,688,729 shares, representing approximately 14.4% of our outstanding common stock. In addition, Leigh Rothschild, our Chairman of the Board, holds three shares of Series A Preferred Stock that vote with the common stock and have a total of 671,766 votes. Jay Howard Linn, one of our directors, is the trustee of Irrevocable Trust No. III, the beneficiaries of which are Mr. Rothschild and his family members and which owns 4,593,239 shares of our common stock. Mr. Linn is also the trustee of the Rothschild Children Present Interest Trust, the beneficiaries of which are members of Mr. Rothschild's family, which owns 156,736 shares of our common stock. Mr. Linn disclaims all beneficial ownership of these shares. Including the shares held by the trusts, our executive officers and directors control approximately 37.1% of the vote. As a result, our officers and directors are able to significantly influence the election of directors and the outcome of other matters that come before the stockholders. They may defeat a proposed merger or acquisition which some of our stockholders may consider to be in their best interest. Management's stock ownership and voting control may also discourage potential acquirers from making a tender offer or other proposal to obtain control of our company, even at a premium to the then prevailing stock price.

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

We may be unable to compete successfully in the highly competitive Internet consumer business or in our merchant targeted business.

     The Internet consumer market is a new and rapidly emerging area. We face competition from a number of established competitors who offer consumer goods and items on the Internet, including Yahoo, Lycos and Excite, which provide search engines to potential consumers. In addition to these search engines comparative price shopping websites also compete with us, including Mysimon.com, E-compare, Dealtime.com, Qode and Infospace.com. These websites offer comparative price shopping services similar to ours and are expected to be among our main competitors. With regard to our Mobile Merchant Marketplace, although there are few, if any, similar turnkey solutions, we compete with a wide range of companies that offer various levels of mobile enablement software and services, including Air 2web, Mobilian, 2 Roam, and many others, as well as numerous technology integrators who can build a custom wireless solution. Many of our competitors have greater financial, technical, marketing and other resources. We expect competition to intensify in the future. As the Internet continues to supplement traditional ways of shopping and consumer spending, we believe that the companies involved in providing online consumer information, comparative price shopping and mobile enablement software and services, will increase their efforts to develop services and marketing programs that compete with our approach. We are unable to anticipate which other companies are likely to offer competitive services and marketing approaches in the future.

We are dependent on the proliferation of Internet access products manufactured and marketed by third parties.

     One aspect of our strategy depends on integrating our technology and software into mobile Internet access devices such as PDAs, interactive pagers and cellular phones including the Palm VII and Internet capable phones. If the devices that contain our software or for which our software and services are available, do not achieve market acceptance, we may not generate sufficient traffic and revenues to offset the costs associated with this strategy. Even if these devices achieve market acceptance, if technical difficulties limit access to our database, our business could be adversely affected. Failure of consumers to be able to attain easy access to our technology through the widespread distribution of these products would have a negative impact on our business and our ability to grow.

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

     The trading price of our common stock has been and is likely to continue to be volatile. Since January 1, 2001, our stock price has ranged from $0.21 to $2.09. The market price for our common stock may be significantly affected by such factors as our financial results, changes in technology, changes in the Internet, new competition, consumer demands, a shift in products that carry our technology or any change in consumer spending habits.

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

     As of December 31, 2001, we had $468,444 in marketable securities. These securities consist of 278,836 common shares of Socket Communications, Inc. and may be traded at any time. In the event these marketable securities substantially decline in value, our liquidity and capital resources could be adversely affected.

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

     As of December 31, 2001, we had issued and outstanding 18,630,599 shares of our common stock and approximately 5,526,345 shares of common stock are issuable upon exercise of outstanding options and warrants. In addition we have registered the resale of 5,288,094 shares of stock on a registration statement. The possibility that substantial amounts of our common stock may be issued and/or freely resold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities. We believe approximately 8,171,373 shares of our common stock, excluding the shares covered by the registration statement prior to the sale of those shares under the registration statement, are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, and may be resold in compliance with Rule 144.

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

    3.4 Registrant's Certificate of Amendment to the Certificate of Incorporation of the Registrant changing the number of authorized shares, incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended September 30, 2000.

    3.5 Registrant's Amended and Restated By-Laws, incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended September 30, 2000.

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

    4.5 Registrant's 2000 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, File No. 333-63894.

    4.6 Registrant's Amended and Restated Equity Incentive Plan, incorporated herein by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-8, File No. 333-52036.

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

    10.4 Commercial Lease, by and between the Registrant and FG 2200, LLC, dated as of November 30, 2000, incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended September 30, 2000.

    10.5 Form of Change in Control Agreement between the Company and certain executive officers, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 10-QSB for the quarter ended June 30, 2001.

    10.6 Separation Agreement, dated December 17, 2001 between the Company and John C. Macatee.

    10.7  Amendment, dated June 19, 2001, between the Company and Leigh
          Rothschild.

    10.8  Amendment, dated June 19, 2001, between the Company and Jeffrey W.
          Sass.

    10.9 Second Amendment to Employment Agreement, dated March 1, 2002, between the Company and Leigh Rothschild.

   10.10 Second Amendment to Employment Agreement, dated March 1, 2002, between the Company and Jeffrey W. Sass.

   10.11  Form of Restricted Stock Agreement with Directors

   10.12  Form of Restricted Stock Agreement with Executives

   21     Subsidiaries of the Registrant

   23.1   Consent of Deloitte & Touche LLP

    23.2  Consent of Deloitte & Touche LLP

(b) Reports on Form 8-K

       1. None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BARPOINT.COM, INC.

                                      By: /s/ Jeffrey W. Sass
                                         ---------------------------------------
                                         Jeffrey W. Sass
                                         President and Chief Executive Officer


Dated:   March 28, 2002

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                      Position                                  Date

By:  /s/ Leigh M. Rothschild                  Chairman of the Board of Directors               March 28, 2002
     -----------------------------------
     Leigh M. Rothschild

By:  /s/ Jeffrey W. Sass                      President, Chief Executive Officer and           March 28, 2002
     -----------------------------------      Director (Principal Executive Officer)
     Jeffrey W. Sass

By:  /s/ Jeffrey Benjamin                     Chief Financial Officer                          March 28, 2002
     -----------------------------------      (Principal Financial Officer)
     Jeffrey Benjamin

By:  /s/ John C. Macatee                      Director                                         March 28, 2002
     -----------------------------------
     John C. Macatee

By:  /s/ David W. Sass                        Assistant Secretary and Director                 March 26, 2002
     -----------------------------------
     David W. Sass

By:  /s/ Jay Howard Linn                      Director                                         March 26, 2002
     -----------------------------------
     Jay Howard Linn

By:  /s/ Kenneth Jaeggi                       Director                                         March 26, 2002
     -----------------------------------
     Kenneth Jaeggi

By:  /s/ David Wachter                        Director                                         March 26, 2002
     -----------------------------------
     David Wachter

By:  /s/ Gerald C. McDonough                  Director                                         March 28, 2002
     -----------------------------------
     Gerald C. McDonough

By:  /s/ Marguerite W. Sallee                 Director                                         March 27, 2002
     -----------------------------------
     Marguerite W. Sallee

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
INDEPENDENT AUDITORS' REPORT..............................................................        F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 2001 and 2000............................        F-3

  Consolidated Statements of Operations for the Year Ended December 31, 2001, the
  Quarter Ended December 31, 2000, the Year Ended September 30, 2000 and for the
  period from October 1, 1998 (date of inception) through December 31, 2001...............        F-4

  Consolidated Statements of Stockholders' Equity for the Year Ended December 31,
  2001, the Quarter Ended December 31, 2000 and the Year Ended September 30, 2000.........        F-5

  Consolidated Statements of Cash Flows for the Year Ended December 31, 2001, the
  Quarter Ended December 31, 2000 and the Year Ended September 30, 2000 and for the
  period from October 1, 1998 (date of inception) through December 31, 2001...............        F-7

  Notes To Consolidated Financial Statements..............................................     F-9 - F-22

INDEPENDENT AUDITORS' REPORT


To the Stockholders of BarPoint.com, Inc.

We have audited the accompanying consolidated balance sheets of BarPoint.com, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, the quarter ended December 31, 2000 and the year ended September 30, 2000 and the related consolidated statements of operations and of cash flows for the period from October 1, 1998 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 (as restated) were audited by other auditors whose report, dated December 15, 1999, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 reflect no revenues and a net loss of $438,595 of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001, the quarter ended December 31, 2000 and the year ended September 30, 2000 and for the period from October 1, 1998 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2001. As discussed in
Note 1 to the consolidated financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company's cost structure.


Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 19, 2002

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                               December 31,
                                                                                       -----------------------------
                                                                                           2001             2000
                                                                                       ------------     ------------
CURRENT ASSETS
Cash and cash equivalents .........................................................    $ 12,614,583     $ 22,800,142
Marketable securities .............................................................         468,444          923,784
Restricted investments ............................................................       1,500,000        1,500,000
Accounts receivable, net ..........................................................         394,761          150,104
Income taxes receivable............................................................              --          813,069
Inventories, net ..................................................................         475,826        2,397,195
Prepaid expenses ..................................................................         332,788        1,295,703
Other current assets ..............................................................         152,300          323,602
                                                                                       ------------     ------------
     Total current assets .........................................................      15,938,702       30,203,599
                                                                                       ------------     ------------
PROPERTY AND EQUIPMENT ............................................................       5,445,970        4,968,426
                                                                                       ------------     ------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $594,728 in 2001 and $91,160 in 2000 .         325,000          828,568
Deferred tax asset ................................................................              --          648,202
Other, net ........................................................................          46,471           73,583
                                                                                       ------------     ------------
     Total other assets ...........................................................         371,471        1,550,353
                                                                                       ------------     ------------
TOTAL .............................................................................    $ 21,756,143     $ 36,722,378
                                                                                       ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable ................................................................    $    965,205     $  1,636,344
  Dividends payable ...............................................................       2,234,586               --
  Income taxes payable ............................................................         478,424               --
  Current portion of obligations under capital leases .............................         144,451               --
                                                                                       ------------     ------------
  Total current liabilities .......................................................       3,822,666        1,636,344
                                                                                       ------------     ------------
  OTHER LIABILITIES
  Obligations under capital leases ................................................         142,305               --
  Other long-term liabilities .....................................................         112,500               --
                                                                                       ------------     ------------
  Total other liabilities .........................................................         254,805               --
                                                                                       ------------     ------------
  TOTAL LIABILITIES ...............................................................       4,077,471        1,636,344
                                                                                       ------------     ------------
  COMMITMENTS AND CONTINGENCIES (NOTE 8)
  STOCKHOLDERS' EQUITY
  Preferred stock: $.001 par value; authorized 5,000,000 shares; 3 shares issued
  and outstanding .................................................................              --               --
  Common stock: $.001 par value; authorized 100,000,000 shares in 2001 and 2000;
  issued and outstanding 18,630,599 in 2001 and 17,150,078 in 2000 ................          18,631           17,150
  Additional paid-in capital ......................................................      34,433,089       33,815,036
  Deferred stock-based compensation ...............................................         (82,242)              --
  Retained earnings (deficit) accumulated during development stage ................     (16,726,528)         838,750
  Accumulated other comprehensive income ..........................................          35,722          415,098
                                                                                       ------------     ------------
  Total stockholders' equity ......................................................      17,678,672       35,086,034
                                                                                       ------------     ------------
  TOTAL ...........................................................................    $ 21,756,143     $ 36,722,378
                                                                                       ============     ============

                 See notes to consolidated financial statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                                 For the Period
                                                                                                                 from October 1,
                                                                                                                  1998 (date of
                                                          Year Ended        Quarter Ended       Year Ended     inception), through
                                                          December 31,       December 31,      September 30,       December 31,
                                                          ------------       ------------      -------------   -------------------
                                                              2001               2000              2000                2001
                                                          ------------       ------------      -------------   -------------------
Revenue
BarPoint Services and related sales ..................    $  1,248,978       $         --       $         --       $  1,248,978
Applications ........................................          402,579            137,969            522,809          1,063,356
                                                          ------------       ------------       ------------       ------------
Total Revenue .......................................        1,651,557            137,969            522,809          2,312,334

Cost of sales .......................................          955,820             18,740             52,713          1,027,273
                                                          ------------       ------------       ------------       ------------
Gross profit ........................................          695,737            119,229            470,096          1,285,061
                                                          ------------       ------------       ------------       ------------

Operating Expenses:
Selling, general and administrative .................       14,804,577          4,073,900         11,782,597         31,402,815
Research and development ............................          703,874            577,008          1,169,563          2,528,357
Depreciation and amortization .......................        2,402,796            205,655          1,335,827          3,959,956
Restructuring charges (Note 12) .....................          815,495                 --                 --            815,495
                                                          ------------       ------------       ------------       ------------
Total Operating Expenses ............................       18,726,742          4,856,563         14,287,987         38,706,623
                                                          ------------       ------------       ------------       ------------
Loss from operations ................................      (18,031,005)        (4,737,334)       (13,817,891)       (37,421,562)
                                                          ------------       ------------       ------------       ------------
Other Income:
Interest and other income ...........................          756,612            475,759          1,573,637          2,830,492
Net gains on sales of marketable securities .........           23,946                 --         19,412,051         19,415,122
                                                          ------------       ------------       ------------       ------------
Total Other Income ..................................          780,558            475,759         20,985,688         22,245,614
                                                          ------------       ------------       ------------       ------------
Income (loss) before income tax (expense) benefit ...      (17,250,447)        (4,261,575)         7,167,797        (15,175,948)
Income tax (expense) benefit ........................        1,919,755          1,471,409         (3,100,286)           684,005
                                                          ------------       ------------       ------------       ------------
Net (loss) income ...................................     $(15,330,692)      $ (2,790,166)      $  4,067,511       $(14,491,943)
                                                          ============       ============       ============       ============

(Loss) income per common share--
  Basic ............................................      $      (0.88)      $      (0.16)      $       0.25       $      (1.13)
                                                          ============       ============       ============       ============

(Loss) income per common share--
  Diluted ..........................................      $      (0.88)      $      (0.16)      $       0.23       $      (1.13)
                                                          ============       ============       ============       ============

Weighted average common shares outstanding - Basic .        17,478,090         17,021,980         15,992,356         12,776,001
                                                          ============       ============       ============       ============

Weighted average common shares outstanding - Diluted        17,478,090         17,021,980         17,393,271         12,776,001
                                                          ============       ============       ============       ============


                 See notes to consolidated financial statements

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity For the Year Ended September 30, 2000, the Quarter Ended December 31, 2000
                     and the Year Ended December 31, 2001




                                      # of Shares of                                                  Deferred
                                        Preferred     # of Shares of                    Additional   Stock-based   Note Receivable
                                          Stock        Common Stock      Par Value   Paid-In Capital Compensation from Stockholder
                                      ---------------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------------
Balance - September 30, 1999.........           3       13,846,410         $13,846     $13,078,029        --          $(750,000)
                                       --------------------------------------------------------------------------------------------

Common Stock Dividend - Record
  Date 6/2/99                                              878,770             879            (879)
Stock Options Exercised..............                       12,186              13           4,581
Cancellation of all Class A and
   Class B in exchange for 325,000
   Common Shares plus $50,000........                      325,000             325         (50,325)
Cashless exercise of Warrants........                      195,372             195            (195)
Warrants Exercised...................                       97,339              97         434,309
Payment of Subscription Note Receivable                                                                                 750,000
Issuance of Stock Options below Market
Value                                                                                      227,752
Issuance of Common Shares in exchange
   for services performed............                       26,660              26          86,979
Acquisition of Synergy Solutions, Inc.                      75,000              75         628,050
Private Placements...................                    1,477,500           1,478      16,929,519
Warrants issued in exchange
   for services performed............                                                    1,876,329
Options issued as Settlement
   for a claim asserted..............                                                      213,790
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit
      of $1,545,721)

                                            Retained
                                            Earnings
                                            (Deficit)
                                           Accumulated    Accumulated
                                              during          Other
                                           Development   Comprehensive
                                              Stage      (Loss) Income       Total
                                         -------------------------------------------
                                         -------------------------------------------
Balance - September 30, 1999.........       $(438,595)   $(1,015,665)    $10,887,615
                                         -------------------------------------------

Common Stock Dividend - Record
  Date 6/2/99                                                                     --
Stock Options Exercised..............                                          4,594
Cancellation of all Class A and
   Class B in exchange for 325,000
   Common Shares plus $50,000........                                        (50,000)
Cashless exercise of Warrants........                                             --
Warrants Exercised...................                                        434,406
Payment of Subscription Note Receivable                                      750,000
Issuance of Stock Options below Market
Value                                                                        227,752
Issuance of Common Shares in exchange
   for services performed............                                         87,005
Acquisition of Synergy Solutions, Inc.                                       628,125
Private Placements...................                                     16,930,997
Warrants issued in exchange
   for services performed............                                      1,876,329
Options issued as Settlement
   for a claim asserted..............                                        213,790
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit
      of $1,545,721)                                       3,537,631

                                      # of Shares of                                                   Deferred
                                        Preferred     # of Shares of                    Additional   Stock-based   Note Receivable
                                          Stock        Common Stock      Par Value   Paid-In Capital Compensation from Stockholder
                                      ---------------------------------------------------------------------------------------------
    Net Income.......................
Total comprehensive income...........
                                       --------------------------------------------------------------------------------------------
Balance September 30, 2000...........           3       16,934,237          16,934      33,427,939             --            --
                                       --------------------------------------------------------------------------------------------


Acquisition of Synergy Solutions, Inc.                      75,000              75         201,525
Issuance of Common Shares as
compensation.........................                      135,680             136         169,464
Issuance of Common Shares in exchange
   for services performed............                        5,161               5          16,108
Comprehensive loss:
  Change in Unrealized Gain on
   Marketable Securities.............
   (Net of Income Tax benefit of
    $1,291,306)......................
   Net loss..........................
Total comprehensive loss.............

                                       --------------------------------------------------------------------------------------------
Balance December 31, 2000............           3       17,150,078          17,150      33,815,036             --            --
                                       --------------------------------------------------------------------------------------------

Warrants issued in exchange
   for services performed............                                                       47,251
Issuance of Common Shares as
compensation.........................                      545,938             546         199,078       (199,624)
Amortization of deferred compensation                                                                     117,382
Issuance of Common Shares in
connection with Employee Stock
Purchase program.....................                       43,084              44          11,376

Issuance of Common Shares in exchange
for services.........................                       16,526              16          54,984
Stock Options Exercised..............                      874,973             875         305,364
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable   Securities..............
  Common Stock Dividend - Record Date
12/24/01.............................
   Net Loss..........................
Total Comprehensive Loss
                                       --------------------------------------------------------------------------------------------
Balance December 31, 2001............           3       18,630,599         $18,631     $34,433,089       $(82,242)          $ -
                                       ============================================================================================

                                          Retained
                                          (Deficit)
                                          Earnings
                                         Accumulated    Accumulated
                                            during          Other
                                         Development   Comprehensive
                                            Stage      (Loss) Income       Total
                                         -----------------------------------------
    Net Income.......................     4,067,511                      7,605,142
Total comprehensive income...........
                                       -------------------------------------------

Balance September 30, 2000...........     3,628,916      2,521,966      39,595,755
                                       -------------------------------------------


Acquisition of Synergy Solutions, Inc.                                     201,600
Issuance of Common Shares as
compensation.........................                                      169,600
Issuance of Common Shares in exchange
   for services performed............                                       16,113
Comprehensive loss:
  Change in Unrealized Gain on
   Marketable Securities.............
   (Net of Income Tax benefit of
    $1,291,306)......................                   (2,106,868)
   Net loss..........................    (2,790,166)
Total comprehensive loss.............                                   (4,897,034)

                                       ----------------------------------------------
Balance December 31, 2000............       838,750        415,098      35,086,034
                                       ----------------------------------------------

Warrants issued in exchange
   for services performed............                                       47,251
Issuance of Common Shares as
compensation.........................                                            -
Amortization of deferred compensation                                      117,382
Issuance of Common Shares in
connection with Employee Stock
Purchase program.....................                                       11,420

Issuance of Common Shares in exchange
for services.........................                                       55,000
Stock Options Exercised..............                                      306,239
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable   Securities..............                     (379,376)
  Common Stock Dividend - Record Date
12/24/01.............................    (2,234,586)                    (2,234,586)
   Net Loss..........................   (15,330,692)
Total Comprehensive Loss                                               (15,710,068)
                                       -------------------------------------------
Balance December 31, 2001............  $(16,726,528)       $35,722    $ 17,678,672
                                       ===========================================

                See notes to Consolidated Financial Statements.

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows

                                                                                                       For the Period from
                                                                                                         October 1, 1998
                                                                                                            (date of
                                                   Year Ended       Quarter Ended       Year Ended           inception)
                                                  December 31,       December 31,      September 30,          through
                                                      2001              2000               2000          December 31, 2001
                                                  -------------     -------------      -------------     -----------------
OPERATING ACTIVITIES:

Net (loss) income ..........................      ($15,330,692)      ($ 2,790,166)      $  4,067,511       ($14,491,943)

Adjustments to reconcile net loss to
------------------------------------
net cash used by operating activities:
-------------------------------------
  Depreciation and amortization ............         2,402,796            205,655          1,335,827          3,959,956
  Impairment of goodwill ...................           406,840                 --                 --            406,840
  Non-cash portion of restructuring
    charges.................................           677,622                 --                 --            677,622
  Amortization of warrants issued in
    exchange for services...................           716,125            364,394            843,060          1,923,578
  Amortization of deferred stock-based
    compensation............................           117,382                 --                 --            117,382
  Provision for doubtful accounts ..........           154,505                 --                 --            154,505
  Write-off of licensing fee ...............                --                 --            681,818            681,818
  Inventory write-down .....................         1,176,562                 --                 --          1,176,562
  Issuance of common stock in exchange for
    services ...............................            55,000             16,113             87,005            158,118
  Issuance of stock options as settlement
    of a claim .............................                --                 --            213,790            213,790
  Issuance of stock options as compensation                 --            169,600                 --            169,600
  Issuance of stock options below market
    price ..................................                --                 --            227,752            227,752
  Non cash administration expenses .........                --                 --              9,998             30,498
  Loss (Gain) on sale of property and
    equipment ..............................             8,436                 --            (23,866)           (15,430)
  Gain on sale of marketable securities ....           (23,946)                --        (23,521,270)       (23,545,216)
  Impairment charges on marketable
    securities .............................                --                             4,109,219          4,109,219
  Deferred income tax provision (benefit) ..           607,000           (127,500)        (1,664,045)          (849,910)
Changes in operating assets and liabilities:
  Accounts receivable ......................          (399,162)           (64,859)           (85,245)          (549,266)
  Income taxes receivable ..................         1,427,240         (5,743,909)         4,930,840             31,285
  Inventories ..............................           744,807              3,686         (2,400,881)        (1,403,067)
  Prepaid expenses .........................           294,041           (117,786)          (509,043)          (332,787)
  Other assets .............................           178,121            210,730           (222,009)            41,045
  Accounts payable and accrued expenses ....        (1,108,639)          (549,526)         1,848,233             37,920
                                                  ------------       ------------       ------------       ------------
Net Cash Used in Operating Activities ......        (7,895,962)        (8,423,568)       (10,071,306)       (27,070,129)
                                                  ------------       ------------       ------------       ------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable
   securities ..............................            37,625                 --         24,741,301         24,778,926
Purchases of property and equipment ........          (299,596)          (715,494)        (2,742,412)        (5,608,860)
Software development costs .................        (2,235,386)          (839,523)        (1,094,721)        (2,395,950)
Purchases of marketable securities .........           (32,260)        (1,500,000)          (671,704)        (2,203,964)
Proceeds from sale of property and
   equipment ...............................            50,910                 --            173,616            224,526
Acquisition costs ..........................                --                 --           (100,000)          (289,000)
Cash received in acquisition ...............                --                 --                 --            628,227
                                                  ------------       ------------       ------------       ------------
Net Cash (Used in) Provided by Investing
   Activities...............................        (2,478,707)        (3,055,017)        20,306,080         15,133,905
                                                  ------------       ------------       ------------       ------------
FINANCING ACTIVITIES:
Private placements of common stock .........                --                 --         16,930,997         23,205,197
Proceeds from subscription receivable ......                --                 --            750,000            750,000
Proceeds from exercise of warrants .........                --                 --            434,406            434,406
Payment of capital lease obligations .......          (128,549)                --                 --           (128,549)
Payments to cancel warrants ................                --                 --            (50,000)           (50,000)
Proceeds from sale of common stock to
   employees ...............................            11,420                 --                 --                 --
Proceeds from exercise of stock options ....           306,239                 --              4,594            339,753
                                                  ------------       ------------       ------------       ------------
Net Cash Provided by Financing Activities ..           189,110                 --         18,069,997         24,550,807
                                                  ------------       ------------       ------------       ------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS .............................       (10,185,559)       (11,478,585)        28,304,771         12,614,583
CASH AND CASH EQUIVALENTS - beginning of
   period ..................................        22,800,142         34,278,727          5,973,956                 --
                                                  ------------       ------------       ------------       ------------
CASH AND CASH EQUIVALENTS - end of period ..      $ 12,614,583       $ 22,800,142       $ 34,278,727       $ 12,614,583
                                                  ============       ============       ============       ============

                                                                                                     For the Period from
                                                                                                      October 1, 1998
                                                                                                          (date of
                                                  Year Ended       Quarter Ended       Year Ended         inception)
                                                 December 31,       December 31,      September 30,        through
                                                     2001               2000              2000        December 31, 2001
                                                -------------     -------------      -------------    -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
Taxes                                            $    29,703        $ 4,400,000        $       --        $4,400,591
                                                 ===========        ===========        ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:
Assets acquired via capital lease                $   415,305        $         0        $       --        $  415,305
                                                 ===========        ===========        ==========        ==========
Issuance of warrants in exchange for
   services                                      $                  $                  $1,876,328        $1,876,328
                                                 ===========        ===========        ==========        ==========

Capitalized software development costs
   for services rendered by certain
   shareholders                                  $        --        $        --        $       --        $  220,000
                                                 ===========        ===========        ==========        ==========
Product supply and technology license
   agreement acquired through issuance of
   common stock                                  $        --        $        --        $       --        $1,500,000
                                                 ===========        ===========        ==========        ==========

Non-cash administration expenses                 $        --        $        --        $    9,998        $   30,498
                                                 ===========        ===========        ==========        ==========

Finders fee applied to shareholder loan          $        --        $        --        $       --        $  218,655
                                                 ===========        ===========        ==========        ==========

                 See notes to consolidated financial statements

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001,
                       THE QUARTER ENDED DECEMBER 31, 2000
                      AND THE YEAR ENDED SEPTEMBER 30, 2000

1.   BUSINESS AND BASIS OF PRESENTATION

     BarPoint.com, Inc. and subsidiaries ("BarPoint" or the "Company") is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses. BarPoint's product information and shopping service platform utilizes patent pending reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. BarPoint continues to compile an extensive product database of retail products with barcode numbers and related information that the Company obtains through data feeds from retailers, manufacturers and data aggregators. BarPoint has strategic alliances with companies such as AT&T Wireless, Motorola, Sprint PCS, Verizon Wireless, Cingular Wireless, Go America, i3 Mobile, Inc., US West/Quest, Air2Web and Symbol Technologies. BarPoint also develops custom applications that support the use of BarPoint services for its partners and, under the brand name Synergy Solutions, develops applications for handheld computers that are focused on improving productivity.

     BarPoint is in the development stage as of December 31, 2001 for financial reporting purposes. Historically revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary, but in fiscal 2001 BarPoint has begun to generate revenues from its principal operations. Although infrastructure is in place to conduct the Company's principal operations, the Company has not generated significant revenues from core web and wireless services. The majority of revenues to date has been from sales of related scanning devices and Synergy Solutions software sales. Revenues to date from principal operations have not been significant. For the year ended December 31, 2001, approximately 76% of the approximately $1.7 million of revenues for the year came from BarPoint services and related sales, the majority of which was related sales of scanning devices. The balance of the revenues for the year were from Synergy Solutions software sales and related license and royalty fees. The Company expects revenues from the BarPoint online and wireless product information and shopping services to develop and grow during 2002 and at that time, the Company anticipates exiting the development stage. The successful completion of Barpoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

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

     On June 3, 1999, Harmat acquired all issued and outstanding shares of BarPoint.com, Inc., a Florida corporation known as BarPoint-Florida. The transaction was accounted for in a manner similar to a reverse acquisition, as if BarPoint-Florida acquired Harmat, due to the fact that the former shareholders of BarPoint-Florida owned a majority of Harmat common stock after the transaction. Management has determined that the transaction is equivalent to common stock issued by a private company for the net monetary assets of a publicly traded shell corporation accompanied by a recapitalization, rather than a business combination. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. Following the acquisition, the name of The Harmat Organization, Inc. was changed to BarPoint.com, Inc. The Florida corporation is now a wholly owned subsidiary. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition include only the accounts of BarPoint since its inception. The consolidated statements of stockholders' equity have been converted from BarPoint's capital structure to Harmat's capital structure to reflect the exchange of shares pursuant to the Acquisition Agreement. The consolidated group of companies are collectively referred to herein as the "Company."

     On November 5, 1999, BarPoint acquired Synergy Solutions, Inc., which creates applications for mobile devices, for $100,000 cash and 150,000 shares of BarPoint common stock. Synergy Solutions software products are currently sold at major on-line, retail and catalog software vendors.

     BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ-SmallCap market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000. Between June 1999 and April 2000, BarPoint was able to generate approximately $50 million in cash to support development, infrastructure investment and rollout of the BarPoint service. From June through August 1999, the Company issued 4,499,868 shares of BarPoint common stock in private placements to accredited investors for gross proceeds of approximately $6.2 million. In March 2000, the Company issued 1,477,500 shares of BarPoint common stock in private placements for gross proceeds of approximately $17.7 million.

     On August 8, 2001, the Company announced the implementation of a restructuring plan to reduce overhead, streamline operations and enhance shareholder value. During that quarter, the country, the economy and BarPoint were all tremendously impacted by the tragic events of September 11th. While business conditions in the primary markets served by BarPoint were soft prior to the terrorist attacks, they have deteriorated further in the aftermath. Visibility regarding the size of the market opportunity and the rate of growth in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion has been impaired substantially. While the Company believes that the future opportunities are substantial and that the Company is better positioned today than at any time in the Company's history to capitalize on these opportunities, there is significant uncertainty regarding short-term prospects for revenue growth.

2.   LIQUIDITY AND CAPITAL RESOURCES

     The Company's management has begun to implement it's restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of December 31, 2001 there were 21 employees, as compared to 82 as of December 31, 2000. In addition, as of December 31, 2001 the Company had terminated all obligations under lease agreements with the exception of it's Deerfield Beach, Florida Headquarters. Subsequent to December 31, 2001, the Company entered into a conditional agreement with the landlord to terminate the Deerfield Beach, Florida headquarters lease and vacate the premises effective June 1, 2002. The termination of this agreement is subject to the successful execution of a new lease between the landlord and a third party. This combined with further efforts to reduce operating expense and cash burn rate as well as to implement the Company's new business strategy, satisfy management that cash and cash equivalents and marketable securities at December 31, 2001 will be sufficient to support ongoing operations for the forseeable future.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were approximately $12.1 million at December 31, 2001 and $23.8 million at December 31, 2000.

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

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2001 and December 31, 2000 all marketable securities were classified as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount of accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Management periodically evaluates the market value of securities to determine if other than temporary declines in value exist. Any decline in value which is deemed other than temporary is realized and recorded as impairment expense in the period identified.

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

Website infrastructure...........................................      3 years
Computer hardware, software and other equipment..................      3 years
Furniture and fixtures...........................................      5 years
Leasehold improvements...........................................      Life of underlying lease

     Software development costs primarily consist of payroll and related costs for website and order fulfillment system development, systems personnel, consultants, and other website and order fulfillment infrastructure costs. Software development costs are capitalized in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants ("AICPA") in 1998. The Company adopted this statement effective October 1, 1999. SOP 98-1 requires the Company to capitalize certain payroll and payroll related costs and other costs that are directly related to the development of certain systems of the Company. The Company amortizes these costs on a straight-line basis over a period of three years, beginning upon completion of the development software. All costs that are not capitalized under SOP 98+1 are recorded as research and development expense. In March 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-2, Accounting for Website Development Costs. EITF 00-2 provides guidance on accounting for website development costs. The Company believes that its current accounting practices for website development costs comply with EITF 00-2.

     LONG LIVED ASSETS

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net discounted future cash flows expected to be generated from the asset.

     WARRANTS ISSUED TO VENDORS

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

     The reconciliation of the basic and diluted earnings per common share is as follows:

                                                                        December 31,
                                                                 ---------------------------
                                                                    2001             2000
                                                                 ----------       ----------
Weighted average common shares outstanding - basic.......        17,478,090       17,021,980
   Dilutive effect of:
     Stock options.......................................                --               --
     Warrants............................................                --               --
                                                                 ----------       ----------
Weighted average common shares outstanding -
     diluted.............................................        17,478,090       17,021,980
                                                                 ==========       ==========

     For the years ended December 31, 2001 and 2000, no effect was given to outstanding options and warrants since the effect would be antidilutive.

     SEGMENT INFORMATION

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information requires public companies to report selected segment information in its financial reports to shareholders. The Company has determined that it has only one reportable segment. BarPoint is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses.

     GOODWILL

     On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. ("Synergy") for $100,000 cash and 150,000 shares of the Company's common stock. Of the 150,000 shares, 75,000 were held in escrow subject to earn-out provisions of the acquisition agreement. In October 2000, an agreement was reached with the Synergy shareholders to waive all earn-out provisions in exchange for the release of the 75,000 shares of BarPoint common stock held in escrow. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $919,728 was recorded as goodwill. Goodwill amortization expense recorded for the year ended December 31, 2001, the quarter ended December 31, 2000 and the year ended September 30, 2000 was, $96,938, $25,332 and $65,828, respectively. As of December 31, 2001, management has evaluated the carrying value of the goodwill recorded in the acquisition of Synergy Solutions and determined that the asset is impaired based on the expected cash flows to be generated over the next several years. Accordingly, an impairment charge of $406,840 has been recorded to reflect a new carrying value of the asset of $325,000 at December 31, 2001. BarPoint believes that the new value fairly represents the value of the goodwill in the consolidated financial statements. In the future, management will evaluate the value of this asset in accordance with SFAS No. 142, Goodwill and Other Intangible Assets which was issued by the Financial Accounting Standards Board ("FASB") in June 2001 and is effective for fiscal years beginning after December 15, 2001 and provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In light of the Company's current developments, management cannot presently determine the impact that SFAS No. 142 will have on the consolidated financial statements.

     REVENUE RECOGNITION

     The only revenues recognized by the Company through September 30, 2000 were from the sale of Synergy Solutions software products. Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from Synergy Solutions packaged software product sales to and through distributors and resellers is recorded when related products are sold to end users. Revenue from product sales on the Company's website are recognized when the software is delivered to and paid for by the customer. Revenue from software product sales are recognized net of any discounts. The Company offers a 30 day return policy on all Synergy Solutions software product sales. More than 50% of the Company's revenues are derived from a single customer, Office Depot.

     COST OF SALES

     Cost of sales includes direct costs to produce and distribute software products and direct costs to facilitate product sales on the Company's Synergy Solutions Website and direct costs with respect to sales of Symbol SPT 1500 scanning PDAs.

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

     MARKETING AND ADVERTISING COSTS

     The Company recognizes advertising expenses in accordance with SOP No. 93-7, Reporting on Advertising Costs. As such, advertising costs are expensed as incurred. Advertising expense was $391,009 and $1,290,222 for the years ended December 31, 2001 and September 30, 2000, respectively. Marketing and advertising expense for the quarter ended December 31, 2000 was $361,640. These amounts are included in the financial statements under selling, general and administrative expenses.

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

     NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. This, statement supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement provides that all business combinations in the scope of this pronouncement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management has determined the impact of the transition to SFAS No. 141 will not be material to the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supersedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management had previously determined that the impact of the transition to SFAS No. 142 would not be material to the condensed consolidated financial statements. However, in light of the Company's current developments, management cannot presently determine the impact that SFAS No. 142 will have on the consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations associated with the Retirement of Long-Lived Assets. SFAS No. 143 provides accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management determined the impact of the transition to SFAS No. 143 will not be material to the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have net yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact of the transition to SFAS No. 144 to the consolidated financial statements.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

4.   MARKETABLE SECURITIES

     Marketable securities consist of investments in equity securities at market value. As of December 31, 2001, the unrealized gain, net of deferred federal income tax, was $35,722. As of December 31. 2000, the unrealized gain, net of deferred federal income tax was $415,098. There were no unrealized losses for the periods then ended.

     The Company realized gains on the sale of marketable securities totaling $23,946 for the year ended December 31, 2001. There were no realized gains or losses for the quarter ended December 31, 2000. The Company uses the weighted average cost for the purpose of determining gains and losses on the sales of marketable securities.

5.   INVENTORIES

     The Company's inventories consist primarily of handheld computing devices and related accessories with a net carrying value of approximately $476,000 at December 31, 2001 and $2.4 million at December 31, 2000. For the year ended December 31, 2001, the Company has recorded impairment charges to its inventory of hand-held computing devices totaling $1,176,562. These charges are reflected in Selling, General and Administrative Expense in the Consolidated Financial Statements.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    December 31,
                                                              2001                 2000
                                                          ------------          ------------
Furniture and fixtures...........................         $    303,905          $     36,596
Computer equipment and software..................            2,738,941             1,650,016
Website infrastructure...........................            4,929,545             3,790,389
Leasehold improvements                                         346,244               127,978
                                                          ------------          ------------
Total............................................            8,318,635             5,604,979

Less accumulated depreciation....................           (2,872,665)             (636,553)
                                                          ------------          ------------
Property and equipment, net......................         $  5,445,970          $  4,968,426
                                                          ============          ============

     Depreciation expense totaled $2,278,912 for the year ended December 31, 2001, $205,655 for the quarter ended December 31, 2000 and $1,335,827 for the year ended September 30, 2000, respectively.

7.   INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                   For the year ended 12/31/01             For the quarter ended 12/31/00           For the year ended 9/30/00
            ---------------------------------------    --------------------------------------  ------------------------------------
              Current       Deferred       Total         Current     Deferred        Total      Current       Deferred     Total
            ----------    -----------    ----------    -----------   --------     -----------  ----------   -----------  ----------
Federal     $(2,526,755)  $   607,000    $(1,919,755)  $(1,343,909)  $(127,500)   $(1,471,409) $4,410,263   $(1,554,736) $2,855,527
State                 -             -              -             -           -              -     378,023      (133,264)    244,759
            -----------   -----------    -----------   -----------   ---------    -----------  ----------   -----------  ----------
Total       $(2,526,755)  $   607,000    $(1,919,755)  $(1,343,909)  $(127,500)   $(1,471,409) $4,788,286   $(1,688,000) $3,100,286
            ===========   ===========    ===========   ===========   =========    ===========  ==========   ===========  ==========


     A reconciliation of the provision for federal income taxes from the federal statutory rate to the effective income tax rate as reported is as follows:

                                                                                   Quarter Ended            Year Ended
                                            Year Ended December 31, 2001         December 31, 2000           9/30/2000
                                           -----------------------------------------------------------------------------------
                                               Amount        Rate             Amount         Rate        Amount        Rate
                                           -----------------------------------------------------------------------------------
Statutory rate applied to income before
taxes and extraordinary items               $(5,752,233)    (35.00%)      $(1,491,551)     (35.00%)     2,508,738     35.00%
Increase in income taxes resulting from:
   State Income taxes, net of benefit                --                                                   244,759      3.41%
   Meals and entertainment                       19,250       0.12%                                        87,500      1.22%
   Estimated tax penalty                                                                                   87,500      1.22%
   Goodwill amortization                        176,322       1.07%
   Change in valuation allowance              3,636,906      21.08%
   Other                                                                       20,142        0.47%        171,789      2.40%
                                           -----------------------------------------------------------------------------------
   Total                                    $(1,919,755)    (12.73%)      $(1,471,409)     (34.53%)     3,100,286     43.25%
                                           ===================================================================================

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                                       Year Ended        Year Ended
Deferred Tax Inventory                 12/31/2001        12/31/2000
                                     --------------------------------

Deferred Tax Assets
------------------------
Inventory Reserve                        650,103            170,500
Bad Debts                                 61,802             14,500
Accrued Compensation                     253,333                  0
Stock Compensation                       769,431            422,000
Stock Warrants Issued                    337,714            295,500
Restructuring Reserve                    381,306                  0
AMT Credit Carryforward                  252,287
NOL                                    3,815,638            530,000
Valuation Allowance                   (6,411,135)          (530,000)
                                     --------------------------------
Total                                    110,479            902,500

Deferred Tax Liabilities
------------------------
Unrealized Gain                           (7,694)          (254,298)
Fixed Assets                              (1,900)
Prepaid Items                           (100,885)                 0
                                     --------------------------------
Total                                   (110,479)          (254,298)

Total                                          0            648,202
                                     ================================

8.   COMMITMENTS AND CONTINGENCIES

     OFFICE LEASES

     As of December 31, 2001, the Company was committed to an unrelated third party for the rental of office space under operating leases. Minimum annual lease payments due under these noncancellable agreements are as follows:

      Year Ending
      December 31,
-----------------------
          2002               $    650,000
          2003                    650,000
          2004                    650,000
          2005                    650,000
  2006 and thereafter           3,850,500
                             ------------
                             $  6,450,500
                             ============

     Rent expense was $1,252,008, $139,453 and $339,451 for the year ended December 31, 2001, the quarter ended December 31, 2000 and the year ended September 30, 2000, respectively.

     Subsequent to December 31, 2001, the Company entered into a conditional agreement with the landlord to terminate the Deerfield Beach, Florida headquarters lease and vacate the premises effective June 1, 2002. The termination of this agreement is subject to the successful execution of a new lease between the landlord and a third party.

     EMPLOYMENT AGREEMENTS

     In March 2000, the Company entered into new employment agreements with Leigh Rothschild and Jeffrey Sass. These agreements were amended in June 2001 and March 2002. The new agreement, as amended, with Mr. Rothschild provides that he shall serve as the Chairman of the Board and have an annual salary of $350,000. For the twelve month period beginning April 9, 2001, $50,000 of his salary is payable in restricted stock. The Company's new employment agreement with Mr. Sass provides that he shall serve as Executive Vice President, Chief Operating Officer and Secretary (although he is currently serving as President and CEO) with an annual salary of $300,000. For the twelve month period beginning April 9, 2001, $30,000 of his salary is payable in restricted stock. The new employment agreements for Messrs. Rothschild and Sass also provide for a term that ends on March 27, 2004 with automatic one-year renewals unless either party gives written notice, participation in our bonus incentive plan, participation in our employee benefits plans and a car allowance of $750 per month plus insurance and maintenance. Upon termination other than for death or disability, each will receive a severence payment that shall not exceed one year's base salary and be entitled to retain any stock options whether or not vested or exercisable.

     SEPARATION AGREEMENT

     In December 2001, the Company entered into a Separation Agreement with its then Chief Executive Officer, John C. Macatee. Under this agreement, the Mr. Macatee's employment agreement and change in control agreement were terminated (except for covenants not to compete, confidentiality obligations and surrender of documents). Mr. Macatee maintains his position on the Company's board of directors and has agreed to provide consulting services to the Company. The agreement obligates the Company to pay Mr. Macatee his base salary through March 27, 2003 at a rate of $450,000 per year with payment of $50,000 of such amount prior to April 9, 2002 in stock and to maintain his benefits through March 27, 2003. Mr. Macatee maintains his stock options and restricted stock. The amounts owed to Mr. Macatee under this separation agreement were recorded as restructuring charges for the year ended December 31, 2001.

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

     LEGAL PROCEEDINGS

     On June 22, 2001, the Company filed suit against its former managed service provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to the company. The Company seeks money damages in an amount to be determined at trial. As of March 14, 2002, the parties are currently in the process of completing discovery.

     On or about November 26, 2001, VisualTek Solutions, Inc. filed a Demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for "breach of contract," "quantum meruit" and "common counts." The amount of relief claimed is for "monetary damages according to proof." The Company believes that VisualTek's claims are without merit and intends to vigorously defend itself in the proceeding. The Company may also raise counterclaims against VisualTek for damages. As of March 14, 2002, the parties have selected an arbitrator and are engaged in preliminary motion practice and discovery and document exchange.

9.   STOCKHOLDERS' EQUITY

     ISSUANCE OF RESTRICTED COMMON STOCK AS COMPENSATION

     During 2001, the Company issued 545,938 shares of restricted common stock to members of management as compensation. These shares have been recorded as deferred stock-based compensation and are being amortized as compensation expense in selling general and administrative expenses over the term of the respective restricted stock agreements.

     EXERCISE OF OPTIONS

     During the year ended December 31, 2001, options to purchase 874,973 shares of the Company's common stock were exercised. Total proceeds received by the Company in conjunction with this exercise of options were $306,239.

     During the year ended September 30, 2000, options to purchase 12,186 shares of the Company's common stock were exercised. Total proceeds received by the Company in conjunction with this exercise of options were $4,594.

     EXERCISE OF WARRANTS

     During the year ended September 30, 2000, warrants to purchase a total of 292,711 shares of the Company's common stock were exercised. Total proceeds received by the Company in conjunction with this exercise of warrants were $434,406.

     COMMON STOCK DIVIDEND

     In November 2001, the Company's board of directors declared a common stock dividend of $0.12 per share or approximately $2.2 million which was paid on January 14, 2002.

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

     ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED

     On July 1, 2001, the Company issued 16,526 shares of common stock to a vendor in exchange for services rendered. The fair value of these shares totaled $55,000 and was recorded in selling, general and administrative expense during the current fiscal year.

     ISSUANCE OF COMMON STOCK IN ACQUISITION OF SYNERGY

     As described in Note 2, the Company issued 150,000 shares of its common stock to purchase all of the outstanding shares of Synergy.

     PRIVATE PLACEMENT

     In the year ended September 30, 2000, the Company issued 1,477,500 shares of its common stock at a price of $12 per share. Net proceeds received by the Company from this transaction were approximately $16.9 million.

10.  STOCK OPTION PLANS AND WARRANTS

     The Company has five stock-based compensation plans, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance.

     a) The Plan for Incentive Compensation for Mathew Schilowitz (the "Schilowitz Incentive Plan"), who was the principal stockholder, was adopted by the Board of Directors and approved by Harmat's sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz has been granted options to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $.35 (as amended). The exercise price and number of options have been amended to $.30 and 576,748, respectively, due to the dilutive effect of the acquisition. In conjunction with the acquisition, all such options have become fully vested resulting in the accrual of compensation expense in the amount of $775,000, which has been reflected in the operations of Harmat prior to June 3, 1999. There was no activity in this option plan during the year ended December 31, 2001.

     b) In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Qualified Stock Option Plan (the "Plan") providing for the granting of up to 400,000 shares of Harmat's common stock. In January 1997, Harmat granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 as amended) to four directors and two key employees of Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, Harmat's chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share ($.35, as amended). The exercise price and number of options have been amended to $.30 and 346,049 respectively due to the dilutive effect of the acquisition. During the year ended September 30, 1999, 50,000 options were exercised. As of September 30, 2000, all such options were fully vested. There was no activity in the plan during the year ended December 31, 2001.

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

     e) The BarPoint Equity Incentive Plan was adopted by the Board of Directors on September 17, 1999, and was approved by stockholders in April 2000, authorizing the Company to grant options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. In April 2000, the board of directors amended this plan to increase the number of shares available to 3,000,000. In November 2000, the board of directors further amended this plan to increase the number of shares available to 4,500,000. As of December 31, 2001, an aggregate of 5,444,255 options have been granted under this plan. Non-qualified awards under this plan may be granted to employees, officers, consultants and advisors of the Company provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

     A summary of the status of the Company's stock option plans as of December 31, 2001, and the changes during the year ended September 30, 2000 and the quarter ended December 31, 2000 is presented below:

                                                                                    Weighted-average
              Fixed Options                        Number of Options                 Exercise Price
----------------------------------------          -------------------              ------------------
Balance at September 30, 1999..........                1,357,912                      $     1.29
Granted................................                2,724,100                      $     7.26
Exercised..............................                       --                      $       --
Forfeited..............................                 (118,167)                     $     9.84
                                                      ----------                      ----------
Balance at September 30, 2000..........                3,963,845                      $     5.14
Granted................................                  396,940                      $     1.83
Exercised..............................                       --                      $       --
Forfeited..............................                  (98,400)                     $     5.00
                                                      ----------                      ----------
Balance at December 31, 2000...........                4,262,385                      $     4.83
Granted................................                1,828,100                      $     0.43
Exercised..............................                 (922,797)                     $     0.30
Forfeited..............................               (1,424,173)                     $     4.55
                                                      ----------                      ----------
Balance at December 31, 2001...........                3,743,515                      $     3.91
                                                      ==========                      ==========
Weighted-average  fair  value  of  options
granted during the year................               $     0.37
                                                      ==========

         Outstanding Options                                             Exercisable Options
----------------------------------                                 -------------------------------
                                                                      Number
                                                      Weighted-    Exercisable
                                       Weighted-       average         at
     Range of             Number        average       Remaining    December 31,   Weighted-average
  Exercise Prices      Outstanding   Exercise Price      Life          2001        Exercise Price
-------------------    -----------   --------------   ---------    ------------   ----------------
$ 0.26  --  $ 1.00    1,459,100        $ 0.34           9.82         110,417          $ 0.32
$ 1.06  --  $ 2.00      519,115        $ 1.73           6.94          85,500          $ 1.78
$ 3.25  --  $ 5.00      636,300        $ 3.95           8.34         342,099          $ 4.16
$ 6.25  --  $ 9.50      782,000        $ 7.91           7.86         770,165          $ 7.90
$12.75  --  $18.00      347,000        $12.86           8.24         142,333          $12.84

     The following information concerning the Company's stock option plans is provided in accordance with SFAS No. 123. The fair value of each option grant is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0%, risk-free interest rate of 3.0%, expected volatility of 140%, and expected lives of 5 years for the options.

     If the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123, compensation cost included in the consolidated statements of operations for the years ended December 31, 2001 and September 30, 2000, and the quarter ended December 31, 2000 would have increased by approximately $673,000, $4.5 million, and $438,000 respectively. The increase in compensation costs would have resulted in a net (loss) income of $(16.0) million $1.7 million and $3.2 million net of tax, and a basic and diluted net income (loss) per share of $(0.92) and 0.10 and $(0.19) for the years ended December 31, 2001, September 30, 2000, and the quarter ended December 31, 2000 respectively.

11.  RELATED PARTY TRANSACTIONS

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

     The law firm of McLaughlin & Stern, LLP of which a Board Member is a principal, received legal fees of approximately $22,000 for the year ended December 31, 2001 and $149,000 for the year ended September 30, 2000.

12.  RESTRUCTURING ACTIVITIES

     In connection with the restructuring plan announced by the Company in August 2001, the Company began implementing reductions in headcount from 67 as of June 30, 2001 to 21 as of December 31, 2001. In addition, the Company terminated all other lease obligations as of December 31, 2001 and has consolidated all offices into the remaining Deerfield Beach, Florida headquarters. Subsequent to December 31, 2001 the Company entered into a conditional agreement with the landlord to terminate the Deerfield Beach, Florida headquarters lease and vacate the premises effective June 1, 2002. The termination of this agreement is subject to the successful execution of a new lease between the landlord and a third party. The restructuring plan will be substantially complete upon successful termination of its Deerfield Beach, Florida headquarters which is expected to occur in the second quarter of 2002. During the year ended December

     31, 2001 the Company recorded charges associated with the implementation of it's restructuring plan totaling $815,495. These costs consisted of the following:

Payroll and other employment related costs                            $621,308
Write-off of fixed assets                                              127,622
Lease termination fees                                                  66,565
                                                                      --------
Total                                                                 $815,495
                                                                      ========

13.  SUBSEQUENT EVENTS

     In March of 2002, the Company received purchase orders for the sale of all remaining units in its inventory of the Symbol scanning devices on hand, in the amount of approximately $400,000. The units were sold on a non-return basis to Office Depot. Approximately 6,000 units were shipped to fulfill the entire order in March 2002.

                                  EXHIBIT INDEX

   Exhibit      Description
-------------   ----------------------------------------------------------------

10.6 Separation Agreement, dated December 17, 2001 between the Company and John C. Macatee.

10.7            Amendment, dated June 19, 2001, between the Company and Leigh
                Rothschild.

10.8            Amendment, dated June 19, 2001, between the Company and Jeffrey
                W. Sass.

10.9 Second Amendment to Employment Agreement, dated March 1, 2002, between the Company and Leigh Rothschild.

10.10 Second Amendment to Employment Agreement, dated March 1, 2002, between the Company and Jeffrey W. Sass.

10.11           Form of Restricted Stock Agreement with Directors

10.12           Form of Restricted Stock Agreement with Executives

21              Subsidiaries of the Company

23.1            Consent of Deloitte & Touche LLP

23.2            Consent of Deloitte & Touche LLP