Form 10QSB
period 2002-03-31
BARPOINT COM INC
filed 2002-05-14
CIK 1013690

                    U.S. SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                            WASHINGTON, D.C. 20549

                             ____________________

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

                              Yes [X]     No [_]


    State the number of shares outstanding of each of issuer's classes of common equity, as of May 14, 2002:

           Title of Class                                Number of Shares
           --------------                                ----------------
   Common Stock, par value $.001                            18,630,599

          Transitional Small Business Disclosure Format (check one):

                              Yes [_]     No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Bar Point.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                             ASSETS
                                                                                       December 31,
                                                                 March 31, 2002            2001
                                                                 --------------        ------------
CURRENT ASSETS
Cash and cash equivalents                                        $    9,034,563        $ 12,614,583
Marketable securities                                                   452,882             468,444
Restricted investments                                                1,500,000           1,500,000
Accounts receivable, net                                                769,802             394,761
Income taxes receivable                                                 252,287                   -
Inventories                                                             122,844             475,826
Prepaid expenses                                                        320,727             332,788
Other current assets                                                     49,396             152,300
                                                                 --------------       -------------
Total Current Assets                                                 12,502,501          15,938,702
                                                                 --------------       -------------


PROPERTY AND EQUIPMENT                                                4,792,205           5,445,970
                                                                 --------------       -------------

OTHER ASSETS
Goodwill-net of accumulated amortization of $594,728
  at March 31, 2002 and December 31, 2001                               325,000             325,000
Other, net                                                               39,805              46,471
                                                                 --------------       -------------
                                                                        364,805             371,471
                                                                 --------------       -------------
TOTAL ASSETS                                                     $   17,659,511       $  21,756,143
                                                                 ==============       =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                 $      972,018       $     965,205
Dividends payable                                                             -           2,234,586
Income taxes payable                                                    475,520             478,424
Current portion of obligations under capital leases                     148,146             144,451
                                                                 --------------       -------------
Total Current Liabilities                                             1,595,684           3,822,666

OTHER LIABILITIES
Obligations under capital leases                                        111,611             142,305
Other long-term liabilities                                                   -             112,500
                                                                 --------------       -------------
TOTAL LIABILITIES                                                     1,707,295           4,077,471
                                                                 --------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000
     shares; 3 issued and outstanding                                         -                   -
Common stock: $.001 par value; authorized 100,000,000
    shares; issued and outstanding of 18,630,599
     at March 31, 2002 and December 31, 2001                             18,631              18,631
Additional paid in capital                                           34,433,089          34,433,089
Deferred compensation                                                   (50,000)            (82,242)
(Deficit) accumulated during development stage                      (18,499,020)        (16,726,528)
Accumulated other comprehensive income                                   49,516              35,722
                                                                 --------------       -------------
Total Stockholders' Equity                                           15,952,216          17,678,672
                                                                 --------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   17,659,511       $  21,756,143
                                                                 ==============       ==============

           See notes to Condensed Consolidated Financial Statements

                      BarPoint.com, Inc. and Subsidiaries
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                            For the
                                                                          Period from
                                                                           October 1,
                                                  Three Months           1998 (date of
                                                 Ended March 31,           inception)
                                            -------------------------       through
                                                2002          2001       March 31, 2002
                                            -----------    ----------    --------------
Revenue
   BarPoint services and related sales      $   387,734   $   305,041    $  1,636,712
   Applications                                  23,888       180,015       1,087,244
                                            -----------   -----------    ------------
Total Revenue                                   411,622       485,056       2,723,956

Cost of sales                                   354,211       169,994       1,381,484
                                            -----------   -----------    ------------

Gross profit                                     57,411       315,062       1,342,472
                                            -----------   -----------    ------------
Operating Expenses:
Selling, general and administrative           1,519,900     3,720,395      32,922,715
Research and development                              -       324,718       2,528,357
Depreciation and amortization                   625,851       345,734       4,585,807
Restructuring charges                                 -             -         815,495
                                            -----------   -----------    ------------
Total Operating Expenses                      2,145,751     4,390,847      40,852,374
                                            -----------   -----------    ------------

Loss from operations                         (2,088,340)   (4,075,785)    (39,509,902)
                                            -----------   -----------    ------------
Other Income:
Interest and other income                        44,711       340,193       2,875,203
Net gains  on sales of marketable
   securities and other assets                   18,850             -      19,433,972
                                            -----------   -----------    ------------
Total Other Income                               63,561       340,193      22,309,175
                                            -----------   -----------    ------------

Loss before income tax benefit               (2,024,779)   (3,735,592)    (17,200,727)

Income tax benefit                              252,287     1,307,457         936,292
                                            -----------   -----------    ------------

Net loss                                    $(1,772,492)  $(2,428,135)   $(16,264,435)
                                            ===========   ===========    ============
Loss per common share--

   Basic and Diluted                        $     (0.10)  $     (0.14)   $      (1.23)
                                            ===========   ===========    ============


Weighted average common shares
   outstanding - Basic and Diluted           18,630,599    17,150,078      13,188,620
                                            ===========   ===========    ============

See notes to Condensed Consolidated Financial Statements.

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                        For the Period
                                                                           Three Months                 from October 1,
                                                                          Ended March 31,                1998 (date of
                                                                -----------------------------------    inception) through
                                                                      2002                2001          March 31, 2002
                                                                -----------------------------------    ------------------
OPERATING ACTIVITIES:
Net loss                                                        $    (1,772,492)     $   (2,428,135)    $   (16,264,435)
Adjustments to reconcile net loss to net cash used by
-----------------------------------------------------
 operating activities:
 --------------------
  Depreciation and amortization                                         625,851             345,734           4,585,807
  Amortization of warrants issued in exchange for services                    -             230,312           1,923,578
  Amortization of deferred compensation                                  32,242                   -             149,624
  Provision for doubtful accounts                                             -                   -             154,505
  Write-off of licensing fee                                                  -                   -             681,818
  Impairment of goodwill                                                      -                   -             406,840
  Non-cash portion of restructuring charges                                   -                   -             677,622
  Inventory  Write-down                                                       -                   -           1,176,562
  Issuance of common stock in exchange for services                           -                   -             158,118
  Issuance of stock options as settlement of a claim                          -                   -             213,790
  Issuance of stock options as compensation                                   -                   -             169,600
  Issuance of stock options below market price                                -                   -             227,752
  Non cash administration expenses                                            -                   -              30,498
  Loss on sale of property and equipment                                 26,994                   -              11,564
  Gain on sale of marketable securities                                 (45,844)                  -         (23,591,060)
  Impairment charges on marketable securities                                 -                   -           4,109,219
  Deferred income tax  (benefit)                                                                  -            (849,910)
Changes in operating assets and liabilities:
-------------------------------------------
  Accounts receivable                                                  (375,041)           (356,134)           (924,307)
  Income taxes receivable                                              (255,191)         (1,340,619)           (223,906)
  Inventories                                                           352,982             137,071          (1,050,085)
  Prepaid expenses                                                       12,061               5,905            (320,726)
  Other assets                                                          102,904            (340,689)            143,949
  Accounts payable and other long-term liabilities                     (105,687)           (695,203)            (67,767)
                                                                ---------------      --------------     ---------------
Net Cash Used in Operating Activities                                (1,401,221)         (4,441,758)        (28,471,350)
                                                                ---------------      --------------     ---------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                             75,200                   -          24,854,126
Purchases of property and equipment                                           -          (1,223,623)         (5,608,860)
Software development costs                                                    -            (279,634)         (2,395,950)
Purchases of marketable securities                                            -                   -          (2,203,964)
Proceeds from sale of property and equipment                              7,586                   -             232,112
Acquisition costs                                                             -                   -            (289,000)
Cash received in acquisition                                                  -                   -             628,227
                                                                ---------------      --------------     ---------------
Net Cash  Provided (Used in) by Investing Activities                     82,786          (1,503,257)         15,216,691
                                                                ---------------      --------------     ---------------

FINANCING ACTIVITIES:
Private placements of common stock                                            -                   -          23,205,197
Proceeds from subscription receivable                                         -                   -             750,000
Proceeds from exercise of warrants                                            -                   -             434,406
Payment of capital lease obligations                                    (26,999)            (78,836)           (155,548)
Payment of common stock dividend                                     (2,234,586)                  -          (2,234,586)
Payments to cancel warrants                                                   -                   -             (50,000)
Proceeds from exercise of stock options                                       -                   -             339,753
                                                                ---------------      --------------     ---------------
Net Cash (Used in) Provided by Financing Activities                  (2,261,585)            (78,836)         22,289,222
                                                                ---------------      --------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                       (3,580,020)         (6,023,851)          9,034,563
CASH AND CASH EQUIVALENTS - beginning of period                      12,614,583          22,800,142                   -
                                                                ---------------      --------------     ---------------
CASH AND CASH EQUIVALENTS - end of period                       $     9,034,563      $   16,776,291     $     9,034,563
                                                                ===============      ==============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                           $             -      $            -     $     4,400,591
                                                                ===============      ==============     ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease                               $             -      $      415,305     $       415,305
                                                                ===============      ==============     ===============
Issuance of warrants in exchange for services                   $             -      $       35,000     $     1,876,328
                                                                ===============      ==============     ===============
Software development costs for services rendered by
certain shareholders                                            $             -      $            -     $       220,000
                                                                ===============      ==============     ===============
Product supply and technology license agreement acquired
through issuance of common stock                                $             -      $            -     $     1,500,000
                                                                ===============      ==============     ===============
Non-cash administration expenses                                $             -      $            -     $        30,498
                                                                ===============      ==============     ===============

                                                                                                        For the Period
                                                                           Three Months                 from October 1,
                                                                          Ended March 31,                1998 (date of
                                                                -----------------------------------    inception) through
                                                                      2002                2001          March 31, 2002
                                                                -----------------------------------    ------------------

Finders fee applied to shareholder loan                         $             -      $            -     $       218,655
                                                                ===============      ==============     ===============

           See notes to Condensed Consolidated Financial Statements.

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
For each of the periods and the period from October 1, 1998 (date of inception)
                            through March 31, 2002
                                  (Unaudited)

                                                                                                                    Deferred
                                                  # of Shares of    # of Shares of                Additional      Stock-Based
                                                  Preferred Stock    Common Stock    Par Value  Paid-In Capital   Compensation
                                                  ----------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at inception                                100    $     100  $      241,400
Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June 3, 1999                            2,662,500        2,662       4,525,668
  Issuance of shares to BarPoint.com                                    6,633,942        6,534          (6,534)
shareholders
Private Placements and Subscription
  note receivable                                                       4,499,868        4,500       8,300,015
Exercise of Stock Options                                                  50,000           50          17,450
Issuance of Preferred Stock                                3                                                30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $376,459)
    Net Loss
Total comprehensive loss

                                       ----------------------------------------------------------------------------------------
Balance - September 30, 1999                               3           13,846,410    $  13,846  $   13,078,029    $         -
                                       ----------------------------------------------------------------------------------------


Common Stock Dividend - Record Date 6/2/99                                878,770    $     879  $         (879)
Stock Options Exercised                                                    12,186           13           4,581
Cancellation of all Class A and
   Class B Warrants plus $50,000                                          325,000          325         (50,325)
Cashless exercise of Warrants                                             195,372          195            (195)
Warrants Exercised                                                         97,339           97         434,309
Payment of Subscription Note Receivable
Issuance of Stock Options below Market Value                                                           227,752
Issuance of Common Shares in exchange
   for services performed                                                  26,660           26          86,979
Acquisition of Synergy Solutions, Inc.                                     75,000           75         628,050
Private Placements                                                      1,477,500        1,478      16,929,519
Warrants issued in exchange
   for services performed                                                                            1,876,329
Options issued as Settlement
   for a claim asserted                                                                                213,790

                                                                         Retained
                                                                         Earnings
                                                                         (Deficit)
                                                                        Accumulated
                                                                          during        Accumulated Other
                                                   Note Receivable      Development       Comprehensive
                                                   from Stockholder        Stage          Income (loss)           Total
                                                  --------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at inception                                                                 $   241,500

Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June 3, 1999                                                                     4,528,330
  Issuance of shares to BarPoint.com                                                                                     -
shareholders
Private Placements and Subscription
  note receivable                                 $      (750,000)                                               7,554,515
Exercise of Stock Options                                                                                           17,500
Issuance of Preferred Stock                                                                                             30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $376,459)                                              $  (1,015,665)
    Net Loss                                                            $   (438,595)
Total comprehensive loss                                                                                        (1,454,260)

                                       -------------------------------------------------------------------------------------
Balance - September 30, 1999                            ($750,000)         ($438,595)      ($1,015,665)        $10,887,615
                                       -------------------------------------------------------------------------------------


Common Stock Dividend - Record Date 6/2/99                                                                     $         -
Stock Options Exercised                                                                                              4,594
Cancellation of all Class A and
   Class B Warrants plus $50,000                                                                                   (50,000)
Cashless exercise of Warrants                                                                                           --
Warrants Exercised                                                                                                 434,406
Payment of Subscription Note Receivable           $       750,000                                                  750,000
Issuance of Stock Options below Market Value                                                                       227,752
Issuance of Common Shares in exchange
   for services performed                                                                                           87,005
Acquisition of Synergy Solutions, Inc.                                                                             628,125
Private Placements                                                                                              16,930,997
Warrants issued in exchange
   for services performed                                                                                        1,876,329
Options issued as Settlement
   for a claim asserted                                                                                            213,790

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
For each of the periods and the period from October 1, 1998 (date of inception)
                            through March 31, 2002
                                  (Unaudited)

                                                                                                                    Deferred
                                                  # of Shares of    # of Shares of                Additional      Stock-Based
                                                  Preferred Stock    Common Stock    Par Value  Paid-In Capital   Compensation
                                                 ------------------------------------------------------------------------------
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)
    Net Income
Total comprehensive income

                                                  -----------------------------------------------------------------------------

Balance September 30, 2000                                    3       16,934,237     $  16,934  $    33,427,939   $         -
                                                  -----------------------------------------------------------------------------


Acquisition of Synergy Solutions, Inc.                                    75,000     $      75  $       201,525
Issuance of Common Shares as compensation                                135,680           136          169,464
Issuance of Common Shares in exchange
   for services performed                                                  5,161             5           16,108
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $ 1,291,306)
   Net loss
Total comprehensive loss

                                                  -----------------------------------------------------------------------------
Balance December 31, 2000                                     3       17,150,078     $  17,150  $    33,815,036   $         -
                                                  -----------------------------------------------------------------------------
                                                                         Retained
                                                                         Earnings
                                                                         (Deficit)
                                                                        Accumulated
                                                                          during         Accumulated Other
                                                   Note Receivable      Development       Comprehensive
                                                   from Stockholder        Stage          Income (loss)           Total
                                                  --------------------------------------------------------------------------
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)                                            $   3,537,631
    Net Income                                                          $  4,067,511                             7,605,142
Total comprehensive income

                                                  --------------------------------------------------------------------------

Balance September 30, 2000                        $             -       $  3,628,916     $   2,521,966         $39,595,755
                                                  --------------------------------------------------------------------------


Acquisition of Synergy Solutions, Inc.                                                                         $   201,600
Issuance of Common Shares as compensation                                                                          169,600
Issuance of Common Shares in exchange
   for services performed                                                                                           16,113
Comprehensive income (loss):
  Change in Unrealized Gain on
   Marketable Securities
   (Net of Income Tax benefit of $ 1,291,306)                                            $  (2,106,868)
   Net loss                                                             $ (2,790,166)
Total comprehensive loss                                                                                        (4,897,034)

                                                  --------------------------------------------------------------------------
Balance December 31, 2000                         $             -       $    838,750     $     415,098         $35,086,034
                                                  --------------------------------------------------------------------------

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
For each of the periods and the period from October 1, 1998 (date of inception)
                      through March 31, 2002 (Unaudited)

                                                                                                                     Deferred
                                               # of Shares of       # of Shares of                  Additional      Stock-Based
                                               Preferred Stock       Common Stock    Par Value   Paid-In Capital   Compensation
                                               --------------------------------------------------------------------------------
Warrants issued in exchange
     for services performed...............                                                              47,251
Issuance of Common Shares as
  compensation                                                          545,938            546         199,078       (199,624)
Amortization of deferred stock-based
compensation..............................                                                                            117,382
Issuance of Common Shares in connection
     with Employee Stock Purchase
     program..............................                               43,084             44          11,376

Issuance of Common Shares in exchange
for services..............................                               16,526             16          54,984
Stock Options Exercised...................                              874,973            875         305,364
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable Securities.....................
  Common Stock Dividend - Record Date
12/24/01..................................
   Net Loss...............................
Total Comprehensive Loss
                                               ------------------------------------------------------------------------------
Balance December 31, 2001.................                 3         18,630,599        $18,631     $34,433,089       $(82,242)
                                               ------------------------------------------------------------------------------

Amortization of deferred stock-based
compensation..............................                                                                             32,242
Comprehensive loss:
     Change in unrealized gain on
marketable securities.....................
     Net loss.............................
Total Comprehensive Loss
                                               ------------------------------------------------------------------------------
Balance March 31, 2002....................                 3         18,630,599        $18,631     $34,433,089       $(50,000)
                                               ------------------------------------------------------------------------------

                                                                          Retained
                                                                          Earnings
                                                                         (Deficit)
                                                                       Accumulated        Accumulated
                                                                            during              Other
                                                  Note Receivable      Development      Comprehensive
                                                  from Stockholder           Stage      (Loss) Income        Total
                                                  --------------------------------------------------------------------
Warrants issued in exchange
     for services performed...............                                                                      47,251
Issuance of Common Shares as
  compensation                                                                                                       -
Amortization of deferred stock-based
compensation..............................                                                                     117,382
Issuance of Common Shares in connection
  with Employee Stock Purchase program....                                                                      11,420

Issuance of Common Shares in exchange
for services..............................                                                                      55,000
Stock Options Exercised...................                                                                     306,239
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable Securities....................                                                    (379,376)
  Common Stock Dividend - Record Date
12/24/01..................................                                  (2,234,586)                     (2,234,586)
   Net Loss...............................                                 (15,330,692)
Total Comprehensive Loss..................                                                                 (15,710,068)
                                                  --------------------------------------------------------------------
Balance December 31, 2001.................           $      -             $(16,726,528)    $   35,722     $ 17,678,672
                                                  --------------------------------------------------------------------

Amortization of deferred stock-based
compensation..............................                                                                      32,242
Comprehensive loss:
     Change in unrealized gain on
marketable securities.....................                                                     13,794
     Net loss.............................                                  (1,772,492)
Total Comprehensive Loss..................                                                                  (1,758,698)
                                                  --------------------------------------------------------------------
Balance March 31, 2002....................           $      -             $(18,499,020)    $   49,516     $ 15,952,216
                                                  --------------------------------------------------------------------

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

          BarPoint is in the development stage as of March 31, 2002 for financial reporting purposes. Historically, revenues have been generated from software sales by Synergy Solutions, Inc., a wholly owned subsidiary, but in fiscal 2001 BarPoint has begun to generate revenues from its principal operations. Although infrastructure is in place to conduct the Company's principal operations, the Company has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices and Synergy Solutions software sales. Revenues to date from principal operations have not been significant. For the quarter ended March 31, 2002, approximately 94% of the approximately $412,000 of revenues for the quarter came from BarPoint services and related sales, the majority of which was related sales of scanning devices. The balance of the revenues for the year were from Synergy Solutions, Inc. software sales and related license and royalty fees. The Company expects revenues from the BarPoint online and wireless product information and shopping services to develop and grow during the remainder of 2002 and at that time, the Company anticipates exiting the development stage. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.

2.   LIQUIDITY AND CAPITAL RESOURCES


          The Company's management has begun to implement it's restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of March 31, 2002 there were 21 employees, as compared to 81 as of March 31, 2001. In addition, as of December 31, 2001 the Company had terminated all obligations under lease agreements with the exception of it's Deerfield Beach, Florida Headquarters. Subsequent to December 31, 2001, the Company entered into a conditional agreement with the landlord to terminate the Deerfield Beach, Florida headquarters lease and vacate the premises effective June

         1, 2002. The termination of this agreement is subject to the successful execution of a new lease between the landlord and a third party. This combined with further efforts to reduce operating expense and cash burn rate as well as to implement the Company's new business strategy, satisfy management that cash and cash equivalents and marketable securities at March 31, 2002 will be sufficient to support ongoing operations for the foreseeable future.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONCENTRATIONS OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted investments. The Company places its cash, cash equivalents, and restricted investments with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $8.5 million at March 31, 2002 and $12.1 million at December 31, 2001.

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

         NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

                  In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement provides that all business combinations in the scope of this pronouncement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management has determined the impact of the transition to SFAS No. 141 was not material to the condensed consolidated financial statements.

                  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supersedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management has not yet determined the impact that the transition to SFAS No. 142 will have on the condensed consolidated financial statements. In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 provides accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management determined the impact of the transition to SFAS No. 143 was not material to the condensed consolidated financial statements.

                  In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 144 was not material to the condensed consolidated financial statements.

         INCOME TAXES

                  The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized. As of March 31, 2002, the Company has recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

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

Reconciliation of Basic to Diluted Earnings per share:


                  The reconciliation of the basic and diluted earnings per common share is as follows:

                                                     Three months ended
                                                         March 31,
                                               ------------------------------
                                                  2002               2001
                                               -----------       ------------

         Weighted average common shares
           outstanding                          18,630,599         17,150,078
         Dilutive effect of:
           Stock options                                --                 --
           Warrants                                     --                 --
                                               -----------       ------------

         Weighted average common shares
           outstanding, assuming dilution       18,630,599         17,150,078
                                               ===========       ============

                  For the three months ended March 31, 2002, options to purchase 3,743,515 shares of common stock and 643,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended March 31, 2001, options to purchase 3,824,820 shares of common stock and 798,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

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

                  The Company recognizes revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized upon delivery of the product or completion of the service, rather than ratably over time. Furthermore, revenue is recognized provided that no significant obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

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

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                March 31,       December 31,
                                                  2002              2001
                                             -------------      ------------
         Furniture and Fixtures              $     303,905      $    303,905
         Computer equipment and software         2,628,281         2,738,941
         Website infrastructure                  4,929,545         4,929,545
         Leasehold improvements                    346,244           346,244
                                             -------------      ------------

         Total                                   8,207,975         8,318,635

         Less accumulated depreciation          (3,415,770)       (2,872,665)
                                             -------------      ------------

         Property and equipment, net         $   4,792,205      $  5,445,970
                                             =============      ============


                  Depreciation expense totaled $619,185 and $314,153 for the three months ended March 31, 2002 and 2001, respectively.

5.       COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

         On June 22, 2001, the Company filed a law suit against its former managed service provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to the Company. The Company seeks money damages in an amount to be determined at trial. As of May 9, 2002, the parties are currently in the process of completing discovery.

         On or about November 26, 2001, VisualTek Solutions, Inc. filed a Demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for "breach of contract," "quantum meruit" and "common counts." The amount of relief claimed is for "monetary damages according to proof." The Company believes that VisualTek's claims are without merit and intends to vigorously defend itself in the proceeding, but cannot predict the outcome of this matter. The Company has also raised counterclaims against VisualTek for damages. As of May 9, 2002, the parties have selected an arbitrator and are engaged in preliminary motion practice and discovery and document exchange. Hearings are currently scheduled to commence on or about July 15, 2002.

6.       SUBSEQUENT EVENTS

         In conjunction with its decision to preserve BarPoint's excess capital for the benefit of the Company's shareholders, on April 30, 2002, the Board of Directors approved the declaration of a dividend of $0.12 per common share (approximately $2.3 million) to be paid on June 14, 2002 to shareholders of record as of May 30, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


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

         BarPoint is in the development stage as of March 31, 2002 for financial reporting purposes. Historically revenues have been generated from software sales by Synergy Solutions, Inc., a wholly owned subsidiary, but beginning in fiscal 2001 BarPoint has begun to generate revenues from its principal operations. Although our infrastructure is in place to conduct our principal operations, we have not generated significant revenues from core web and wireless services. We expect revenues from the BarPoint online and wireless product information and shopping services to develop and grow during 2002 and at that time, we anticipate exiting the development stage. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure.



         At March 31, 2002, we had total assets of approximately $17.7 million and total liabilities of approximately $1.7 million, with approximately $9.0 million in cash and cash equivalents and approximately $453,000 in marketable securities. With the substantial completion and stabilization of BarPoint's technology infrastructure and the completion of several new Synergy software products, the continuing costs for hardware, software, research and development will be reduced substantially. As a result of these reductions and the savings detailed above, we have substantially reduced our cash burn rate. This has allowed us to preserve a substantial amount of our capital for future strategic uses, including dividends, investments, or acquisitions. We may require additional capital prior to the end of such period if the need arises due to unforeseen events or if the Company changes its strategic direction.

         Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         Impairment of long-lived assets. Our long-lived assets include property and equipment, software development costs and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates change in the future we may be required to record impairment charges against these respective assets.

Contingencies and litigation. We are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows. See "Legal Proceedings" footnote.

         Results of Operations

         For the quarter ended March 31, 2002 net revenues were $411,622, a decrease of 18% as compared to the same quarter last year revenues of $485,056. Approximately 94% of our revenue during the first quarter came from BarPoint services and related sales of scanning devices. Revenues from such services in the same quarter last year accounted for approximately 63% of the revenue generated. For the three months ended March 31, 2002 and 2001, one customer, Office Depot, accounted for more than 50% of the company's sales.

         The loss from operations for the first quarter ended March 31, 2002 was $2,088,340. The loss from operations for the same quarter last year was $4,075,785.

         The net loss for the first quarter ended March 31 ,2002 was $1,772,492, or $0.10 per share basic and diluted. For the quarter ended March 31, 2001, the Company had a net loss of $2,428,135, or $0.14 per share basic and diluted.

         Selling, general and administrative expenses were $1,519,900 for the quarter ended March 31, 2002, a decrease of $2,200,495 compared to the quarter ended March 31, 2001 primarily due to the reductions in salaries and benefits of approximately $1.3 million, facilities cost reductions of $179,000, as well as a decrease in public and investor relations costs of approximately $185,000. The reduction of these costs as well as the overall decrease in expenses for the quarter ended March 31, 2002 are the result of BarPoint's restructuring in the second half of 2001.

         Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $24,047 and $115,073 for the quarters ended March 31, 2002, and March 31, 2001 respectively. As a result of the streamlined operations, marketing and advertising spending will be nominal.

         Research and development expenses were $0 and $324,718 for the quarters ended March 31, 2002 and March 31, 2001, respectively. These expenses consist primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on the Company's behalf. As of January 1, 2002, all such amortization of warrants has been fully expensed. Research and development expense relates to planning stage activities for Web infrastructure development or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under accounting principles generally accepted in the United States of America.

         Interest income was $43,461 and $336,691 for the quarters ended March 31, 2002, and March 31, 2001, respectively. The decrease from the quarter ended March 31, 2001 was due to a decrease in cash balances resulting from operating losses and capital expenditures during the last twelve months. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

         Liquidity and Capital Resources

         At March 31, 2002, the Company had total assets of approximately $17.7 million and total liabilities of approximately $1.7 million, with approximately $9.0 million in cash and cash equivalents and approximately $453,000 in marketable securities. The marketable securities consisted of 248,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $3.6 million from December 31, 2001 due to losses from operating activities of approximately $1.4 million and the January 14, 2002 common stock dividend payment of approximately $2.2 million.

         The Company's management has begun to implement it's restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of March 31, 2002 there were 21 employees, as compared to 81 as of March 31, 2001. In addition, as of December 31, 2001 the Company had terminated all obligations under lease agreements with the exception of it's Deerfield Beach, Florida headquarters. Subsequent to December 31, 2001, the Company entered into a conditional agreement with the landlord to terminate the Deerfield Beach, Florida headquarters lease and vacate the premises effective June 1, 2002. The termination of this agreement is subject to the successful execution of a new lease between the landlord and a third party. This combined with further efforts to reduce operating expense and cash burn rate as well as to implement the Company's new business strategy, satisfy management that cash and cash equivalents and marketable securities at March 31, 2002 will be sufficient to support ongoing operations for the foreseeable future.

         Subsequent Events

         In conjunction with its decision to preserve BarPoint's excess capital for the benefit of the Company's shareholders, on April 30, 2002, the Board of Directors approved the declaration of a dividend of $0.12 per common share (approximately $2.3 million) to be paid on June 14, 2002 to shareholders of record as of May 30, 2002.




CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the

Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed in our Form 10-KSB for the year ended December 31, 2001 under "Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock."

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On June 22, 2001, the Company filed a law suit against its former managed service provider, Logictier, Inc., and certain of its officers and directors, in the United States District Court for the Northern District of California. The suit involves Logictier's abrupt discontinuation of certain Web site hosting and related services to the Company. The Company seeks money damages in an amount to be determined at trial. As of May 9, 2002, the parties are currently in the process of completing discovery.

         On or about November 26, 2001, VisualTek Solutions, Inc. filed a Demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for "breach of contract," "quantum meruit" and "common counts." The amount of relief claimed is for "monetary damages according to proof." The Company believes that VisualTek's claims are without merit and intends to vigorously defend itself in the proceeding, but cannot predict the outcome of this matter. The Company has also raised counterclaims against VisualTek for damages. As of May 9, 2002, the parties have selected an arbitrator and are engaged in preliminary motion practice and discovery and document exchange. Hearings are currently scheduled to commence on or about July 15, 2002.


Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.1 Addendum to Change in Control Agreement dated April 30, 2002 between BarPoint.com, Inc. and Jeffrey S. Benjamin

         (b)      Reports on Form 8-K.

                  None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May __, 2002

BarPoint.com, Inc.


By:      /s/ Jeffrey W. Sass
         ---------------------------------------
         Jeffrey W. Sass
         President and Chief Executive Officer
         (Principal Executive Officer)



By:      /s/ Jeffrey S. Benjamin
         ---------------------------------------
         Jeffrey S. Benjamin
         Chief Financial Officer
         (Principal Financial Officer)

                                 Exhibit Index

Exhibit
  No.                       Description
  ---                       -----------

  10.1         Addendum to Change in Control Agreement