Form 10QSB
period 2002-06-30
BARPOINT COM INC
filed 2002-08-14
CIK 1013690

                     U.S. SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

[_]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



                             Commission file number:
                                    000-21235

                               BARPOINT.COM, INC.

          DELAWARE                                              11-2780723
  (STATE OR JURISDICTION OF                                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                               800 Corporate Drive
                                    Suite 600
                          Ft. Lauderdale, Florida 33334
                    (Address of Principal Executive Offices)

                                 (954) 492-4003
                (Issuer's Telephone Number, Including Area Code)

                               2200 SW 10th Street
                         Deerfield Beach, Florida 33442
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]          No [_]


    State the number of shares outstanding of each of issuer's classes of common equity, as of August 14, 2002:

        Title of Class                                     Number of Shares
        -------------                                      ----------------
Common Stock, par value $.001                                 18,638,099

           Transitional Small Business Disclosure Format (check one):

                                 Yes [_]          No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Bar Point.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                June 30,        December 31,
                                                                  2002              2001
                                                              (Unaudited)
                                                              ------------     --------------
CURRENT ASSETS
Cash and cash equivalents                                     $  5,844,392     $   12,614,583
Certificates of deposit                                            700,000                  -
Marketable securities                                              251,325            468,444
Restricted investments                                             800,000          1,500,000
Accounts receivable, net                                                 -            394,761
 Inventories                                                             -            475,826
Prepaid expenses                                                   103,393            332,788
Other current assets                                                21,039            152,300
                                                              ------------     --------------
Total Current Assets                                             7,720,149         15,938,702
                                                              ------------     --------------

PROPERTY AND EQUIPMENT                                           3,648,264          5,445,970
                                                              ------------     --------------

OTHER ASSETS
Goodwill-net of accumulated amortization
at June 30, 2002 and December 31, 2001.                                  -            325,000
Other, net                                                          33,066             46,471
                                                              ------------     --------------
                                                                    33,066            371,471
                                                              ------------     --------------
TOTAL ASSETS                                                  $ 11,401,479     $   21,756,143
                                                              ============     ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                              $    727,642     $      965,205
Dividends payable                                                        -          2,234,586
Income taxes payable                                               475,129            478,424
Current portion of obligations under capital leases                136,902            144,451
                                                              ------------     --------------
Total Current Liabilities                                        1,339,673          3,822,666

OTHER LIABILITIES
Obligations under capital leases                                    64,152            142,305
Other long-term liabilities                                              -            112,500
                                                              ------------     --------------
TOTAL LIABILITIES                                                1,403,825          4,077,471
                                                              ------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000
  shares; 3 issued and outstanding                                       -                  -
Common stock: $.001 par value; authorized 100,000,000
  shares; issued and outstanding of 18,638,099
  at June 30, 2002 and December 31, 2001                            18,638             18,631
Additional paid in capital                                      34,434,357         34,433,089
Deferred compensation                                              (33,333)           (82,242)
(Deficit) accumulated during development stage                 (24,269,967)       (16,726,528)
Accumulated other comprehensive income (loss)                     (152,041)            35,722
                                                              ------------     --------------
Total Stockholders' Equity                                       9,997,654         17,678,672
                                                              ------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 11,401,479     $   21,756,143
                                                              ============     ==============

            See notes to Condensed Consolidated Financial Statements

                       BarPoint.com, Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                     For the Period
                                                                                                          from
                                                                                                     October 1, 1998
                                                                                                         (date of
                                                     Three Months                  Six Months           inception)
                                                     Ended June 30,               Ended June 30,         through
                                                 --------------------      -----------------------------------------
                                                   2002          2001         2002           2001      June 30, 2002
                                                 ---------   -----------   ----------    -----------   -------------
Revenue
   BarPoint services and related sales         $         -   $   555,741   $   387,734   $   860,782   $   1,636,712
   Applications                                     23,185       108,601        47,073       288,616       1,110,429
                                               -----------   -----------   -----------   -----------   ------------
Total Revenue                                       23,185       664,342       434,807     1,149,398       2,747,141

Cost of sales                                        1,098       499,746       355,309       669,740       1,382,582
                                               -----------   -----------   -----------   -----------   -------------

Gross profit                                        22,087       164,596        79,498       479,658       1,364,559
                                               -----------   -----------   -----------   -----------   -------------

Operating Expenses:
Selling, general and  administrative             1,848,808     3,989,906     3,368,708     7,805,324      34,771,523
Research and development                                 -       258,860             -       488,555       2,528,357
Depreciation and amortization                      623,244       647,397     1,249,095       993,131       5,209,051
Restructuring charges                            1,153,409             -     1,153,409             -       1,968,904
                                               -----------   -----------   -----------   -----------   -------------
Total Operating Expenses                         3,625,461     4,896,163     5,771,212     9,287,010      44,477,835
                                               -----------   -----------   -----------   -----------   -------------

Loss from operations                            (3,603,374)   (4,731,567)   (5,691,714)   (8,807,352)    (43,113,276)
                                               -----------   -----------   -----------   -----------   -------------

Other Income:
Interest and other income                           68,733       159,775       113,444       499,968       2,943,936
Net (losses) gains on sales of marketable
   securities and other assets                        (635)       10,523        18,215        10,523      19,433,337
                                               -----------   -----------   -----------   -----------   -------------
Total Other Income                                  68,098       170,298       131,659       510,491      22,377,273
                                               -----------   -----------   -----------   -----------   -------------

Loss before income tax benefit                  (3,535,276)   (4,561,269)   (5,560,055)   (8,296,861)    (20,736,003)

Income tax benefit                                       -       597,425       252,287     1,904,882         936,292
                                               -----------   -----------   -----------   -----------   -------------

Net loss                                       $(3,535,276)  $(3,963,844)  $(5,307,768)  $(6,391,979)  $ (19,799,711)
                                               ===========   ===========   ===========   ===========   =============

Loss per common share--
   Basic and Diluted                           $     (0.19)  $     (0.23)  $     (0.28)  $     (0.37)  $       (1.46)
                                               ===========   ===========   ===========   ===========   =============

Weighted average common shares
   outstanding - Basic and Diluted              18,630,766    17,358,780    18,630,682    17,254,429      13,550,634
                                               ===========   ===========   ===========   ===========   =============

            See notes to Condensed Consolidated Financial Statements.

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months            For the Period from
                                                                                        Ended June 30,        October 1, 1998 (date
                                                                                ----------------------------- of inception) through
                                                                                    2002             2001        June 30, 2002
                                                                                ----------------------------- ----------------------
OPERATING ACTIVITIES:
Net loss                                                                        $ (5,307,768)   $ (6,391,979)    $  (19,799,711)
Adjustments to reconcile net loss to net cash used in  operating activities:
----------------------------------------------------------------------------
    Depreciation and amortization                                                  1,249,095         993,131          5,209,051
    Amortization of warrants issued in exchange for services                               -         488,672          1,923,578
    Amortization of deferred compensation                                             48,909          40,461            166,291
    Provision for doubtful accounts                                                        -               -            154,505
    Write-off of licensing fee                                                             -               -            681,818
    Impairment of goodwill                                                           325,000               -            731,840
    Non-cash portion of restructuring charges                                        473,938               -          1,151,560
    Inventory  Write-down                                                            122,734               -          1,299,296
    Issuance of common stock in exchange for services                                      -               -            158,118
    Issuance of stock options as settlement of a claim                                     -               -            213,790
    Issuance of stock options as compensation                                              -               -            169,600
    Issuance of stock options below market price                                           -               -            227,752
    Non cash administration expenses                                                       -               -             30,498
    Loss on sale of property and equipment                                            27,630           5,520             12,200
    Gain on sale of marketable securities                                            (45,844)              -        (23,591,060)
    Impairment charges on marketable securities                                            -               -          4,109,219
    Deferred income tax (benefit)                                                          -         742,635           (849,910)
Changes in operating assets and liabilities:
--------------------------------------------
    Accounts receivable                                                              394,761        (715,602)          (154,505)
    Income taxes receivable                                                                -      (2,698,804)            31,285
    Inventories                                                                      353,092         609,330         (1,049,975)
    Prepaid expenses                                                                 229,395         419,343           (103,392)
    Other assets                                                                     131,261          64,520            172,306
    Accounts payable                                                                (353,356)       (862,632)          (315,436)
                                                                                ------------    ------------     --------------
Net Cash Used in Operating Activities                                             (2,351,153)     (7,305,405)       (29,421,282)
                                                                                ------------    ------------     --------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                                          75,200               -         24,854,126
Purchases of property and equipment                                                        -        (287,334)        (5,608,860)
Software development costs                                                                 -      (2,114,034)        (2,395,950)
Purchases of marketable securities                                                         -               -         (2,203,964)
Proceeds from sale of property and equipment                                          41,876          40,500            266,402
Acquisition costs                                                                          -               -           (289,000)
Cash received in acquisition                                                               -               -            628,227
                                                                                ------------    ------------     --------------
Net Cash Provided by (Used in) Investing Activities                                  117,076      (2,360,868)        15,250,981
                                                                                ------------    ------------     --------------

FINANCING ACTIVITIES:
Private placements of common stock                                                         -               -         23,205,197
Proceeds from subscription receivable                                                      -               -            750,000
Proceeds from exercise of warrants                                                         -               -            434,406
Payment of capital lease obligations                                                 (67,132)        (82,008)          (195,681)
Payment of common stock dividends                                                 (4,470,257)              -         (4,470,257)
Proceeds from sale of common stock to employees                                        1,275               -             12,695
Payments to cancel warrants                                                                -               -            (50,000)
Proceeds from exercise of stock options                                                    -               -            328,333
                                                                                ------------    ------------     --------------
Net Cash (Used in) Provided by Financing Activities                               (4,536,114)        (82,008)        20,014,693
                                                                                ------------    ------------     --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (6,770,191)     (9,748,281)         5,844,392
CASH AND CASH EQUIVALENTS - beginning of period                                   12,614,583      22,800,142                  -
                                                                                ------------    ------------     --------------
CASH AND CASH EQUIVALENTS - end of period                                       $  5,844,392    $ 13,051,861     $    5,844,392
                                                                                ============    ============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                                           $          -    $          -     $    4,400,591
                                                                                ============    ============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease                                               $          -    $    415,305     $      415,305
                                                                                ============    ============     ==============
Issuance of warrants in exchange for services                                   $          -    $          -     $    1,876,328
                                                                                ============    ============     ==============
Software development costs for services rendered by certain shareholders        $          -    $          -     $      220,000
                                                                                ============    ============     ==============
Product supply and technology license agreement acquired through issuance
of common stock                                                                 $          -    $          -     $    1,500,000
                                                                                ============    ============     ==============

                                                                   Six Months              For the Period from
                                                                 Ended June 30,           October 1, 1998 (date
                                                           ---------------------------    of inception) through
                                                               2002             2001         June 30, 2002
                                                           ------------   ------------    ---------------------
Non-cash administration expenses                            $         -    $         -         $    30,498
                                                           ============   ============        ============
Finders fee applied to shareholder loan                     $         -    $         -         $   218,655
                                                           ============   ============        ============

            See notes to Condensed Consolidated Financial Statements.

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
      For each of the periods and the period from October 1, 1998 (date of inception) through June 30, 2002
                                  (Unaudited)

                                                                                                                    Deferred Stock-
                                                      # of Shares of   # of Shares of                 Additional          Based
                                                      Preferred Stock    Common Stock   Par Value   Paid-In Capital    Compensation
                                                    --------------------------------------------------------------------------------
BarPoint.com, Inc. capitalization at inception                                 100        $   100    $   241,400

Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June 3, 1999                             2,662,500          2,662      4,525,668
  Issuance of shares to BarPoint.com                                     6,633,942          6,534         (6,534)
shareholders
Private Placements and Subscription
   note receivable                                                       4,499,868          4,500      8,300,015
Exercise of Stock Options                                                   50,000             50         17,450
Issuance of Preferred Stock                                     3                                             30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $376,459)
    Net Loss
Total comprehensive loss

                                                      ------------------------------------------------------------------------------
Balance - September 30, 1999                                    3       13,846,410        $13,846    $13,078,029       $     -
                                                      ------------------------------------------------------------------------------

Common Stock Dividend - Record Date 6/2/99                                 878,770        $   879    $      (879)

Stock Options Exercised                                                     12,186             13          4,581
Cancellation of all Class A and
   Class B Warrants plus $50,000                                           325,000            325        (50,325)
Cashless exercise of Warrants                                              195,372            195           (195)
Warrants Exercised                                                          97,339             97        434,309
Payment of Subscription Note Receivable
Issuance of Stock Options below Market Value                                                             227,752
Issuance of Common Shares in exchange
   for services performed                                                   26,660             26         86,979
Acquisition of Synergy Solutions, Inc.                                      75,000             75        628,050
Private Placements                                                       1,477,500          1,478     16,929,519
Warrants issued in exchange
   for services performed                                                                              1,876,329
Options issued as Settlement
   for a claim asserted                                                                                  213,790

                                                                             Retained
                                                                             Earnings
                                                                             (Deficit)
                                                                            Accumulated    Accumulated
                                                                              during          Other
                                                           Note Receivable  Development    Comprehensive
                                                           from Stockholder    Stage       Income (loss)         Total
                                                       ------------------------------------------------------------------
BarPoint.com, Inc. capitalization at inception                                                             $    241,500

Reverse acquisition:
  Shares outstanding and net assets
  of The Harmat Organization at June 3, 1999                                                                  4,528,330
  Issuance of shares to BarPoint.com                                                                                 --
shareholders
Private Placements and Subscription
   note receivable                                         $(750,000)                                         7,554,515
Exercise of Stock Options                                                                                        17,500
Issuance of Preferred Stock                                                                                          30
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $376,459)                                              $ (1,015,665)
    Net Loss                                                              $ (438,595)
Total comprehensive loss                                                                                     (1,454,260)

                                                         --------------------------------------------------------------
Balance - September 30, 1999                               ($750,000)      ($438,595)     ($1,015,665)     $ 10,887,615
                                                         --------------------------------------------------------------

Common Stock Dividend - Record Date 6/2/99                                                                 $         --
Stock Options Exercised                                                                                           4,594
Cancellation of all Class A and
   Class B Warrants plus $50,000                                                                                (50,000)
Cashless exercise of Warrants                                                                                        --
Warrants Exercised                                                                                              434,406
Payment of Subscription Note Receivabe                      $750,000                                            750,000
Issuance of Stock Options below Market Value                                                                    227,752
Issuance of Common Shares in exchange
   for services performed                                                                                        87,005
Acquisition of Synergy Solutions, Inc.                                                                          628,125
Private Placements                                                                                           16,930,997
Warrants issued in exchange
   for services performed                                                                                     1,876,329
Options issued as Settlement
   for a claim asserted                                                                                         213,790

                      BarPoint.com Inc. and Subsidiaries
                         (A Development Stage Company)
           Condensed Consolidated Statements of Stockholders' Equity
          For each of the periods and the period from October 1, 1998
                   (date of inception) through June 30, 2002
                                  (Unaudited)

                                                                                                                 Deferred Stock-
                                               # of Shares of   # of Shares of                   Additional           Based
                                               Preferred Stock   Common Stock      Par Value   Paid-In Capital    Compensation
                                               -----------------------------------------------------------------------------------
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)
    Net Income
Total comprehensive income
                                               -----------------------------------------------------------------------------------
Balance September 30, 2000                                3       16,934,237        $16,934     $33,427,939            $ -
                                               -----------------------------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                                75,000        $    75     $   201,525
Issuance of Common Shares as
compensation                                                         135,680            136         169,464
Issuance of Common Shares in exchange
    for services performed                                             5,161              5          16,108
Comprehensive income (loss):
    Change in Unrealized Gain on
    Marketable Securities
    (Net of Income Tax benefit of $1,291,306)
    Net loss
Total comprehensive loss
                                               -----------------------------------------------------------------------------------
Balance December 31, 2000                                 3       17,150,078        $17,150     $33,815,036            $ -
                                               -----------------------------------------------------------------------------------

                                                                       Retained
                                                                       Earnings
                                                                       (Deficit)
                                                                      Accumulated     Accumulated
                                                                        during           Other
                                                 Note Receivable      Development    Comprehensive
                                                 from Stockholder        Stage       Income (loss)      Total
                                              ---------------------------------------------------------------------
Comprehensive income (loss):
  Change in unrealized Gain on
    Marketable Securities
    (Net of Income Tax Benefit of $1,545,721)                                        $ 3,537,631
    Net Income                                                        $ 4,067,511                      7,605,142
Total comprehensive income
                                              ---------------------------------------------------------------------
Balance September 30, 2000                             $ -            $ 3,628,916    $ 2,521,966     $39,595,755
                                              ---------------------------------------------------------------------

Acquisition of Synergy Solutions, Inc.                                                               $   201,600
Issuance of Common Shares as
compensation                                                                                             169,600
Issuance of Common Shares in exchange
    for services performed                                                                                16,113
Comprehensive income (loss):
    Change in Unrealized Gain on
    Marketable Securities
    (Net of Income Tax benefit of $1,291,306)                                        $(2,106,868)
    Net loss                                                          $(2,790,166)
Total comprehensive loss                                                                              (4,897,034)
                                              ---------------------------------------------------------------------
Balance December 31, 2000                              $ -            $   838,750    $   415,098     $35,086,034
                                              ---------------------------------------------------------------------

                       BarPoint.com Inc. and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
For each of the periods and the period from October 1, 1998 (date of inception)
                             through June 30, 2002
                                  (Unaudited)

                                                         # of Shares of   # of Shares of                   Additional
                                                         Preferred Stock  Common Stock       Par Value   Paid-In Capital
                                                         -----------------------------------------------------------------
Warrants issued in exchange for services performed .....                                                      47,251
Issuance of Common Shares as compensation ..............                     545,938              546        199,078
Amortization of deferred stock-based compensation ......
Issuance of Common Shares in connection with
Employee Stock Purchase program ........................                      43,084               44         11,376

Issuance of Common Shares in exchange for services .....                      16,526               16         54,984
Stock Options Exercised ................................                     874,973              875        305,364
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable Securities ..................................
  Common Stock Dividend - Record Date 12/24/01 .........
  Net Loss .............................................
Total Comprehensive Loss ...............................
                                                         -----------------------------------------------------------------
Balance December 31, 2001 ..............................          3       18,630,599          $18,631    $34,433,089
                                                         -----------------------------------------------------------------
Amortization of deferred stock-based compensation ......
Comprehensive loss:
  Change in unrealized gain on marketable securities ...
  Net loss .............................................
Total Comprehensive Loss ...............................
                                                         -----------------------------------------------------------------
Balance March 31, 2002 .................................          3       18,630,599          $18,631    $34,433,089
                                                         -----------------------------------------------------------------
Amortization of deferred stock-based compensation ......
Common Stock Dividend - Record Date 05/24/02 ...........
Issuance of Common Shares in connection with
Employee Stock Purchase program ........................                       7,500                7          1,268
Comprehensive loss:
  Change in unrealized gain on marketable securities ...
  Net loss .............................................
Total Comprehensive Loss ...............................
                                                         -----------------------------------------------------------------
Balance June 30, 2002 ..................................          3       18,638,099          $18,638    $34,434,357
                                                         -----------------------------------------------------------------

                                                                                                 Retained
                                                                                                 Earnings
                                                                                                (Deficit)
                                                                                              Accumulated       Accumulated
                                                              Deferred                             during             Other
                                                           Stock-Based     Note Receivable    Development     Comprehensive
                                                           Compensation    from Stockholder         Stage     (Loss) Income
                                                         -------------------------------------------------------------------
Warrants issued in exchange for services performed .....
Issuance of Common Shares as compensation ..............      (199,624)
Amortization of deferred stock-based compensation ......       117,382
Issuance of Common Shares in connection with
Employee Stock Purchase program ........................

Issuance of Common Shares in exchange for services .....
Stock Options Exercised ................................
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable Securities ..................................                                                          (379,376)
  Common Stock Dividend - Record Date 12/24/01 .........                                        (2,234,586)
  Net Loss .............................................                                       (15,330,692)
Total Comprehensive Loss ...............................
                                                         -------------------------------------------------------------------
Balance December 31, 2001 ..............................     $ (82,242)        $ -            $(16,726,528)      $  35,722
                                                         -------------------------------------------------------------------
Amortization of deferred stock-based compensation ......        32,242
Comprehensive loss:
  Change in unrealized gain on marketable securities ...                                                            13,794
  Net loss .............................................                                        (1,772,492)
Total Comprehensive Loss ...............................
                                                         -------------------------------------------------------------------
Balance March 31, 2002 .................................     $ (50,000)        $ -            $(18,499,020)      $  49,516
                                                         -------------------------------------------------------------------

Amortization of deferred stock-based compensation ......        16,667
Common Stock Dividend - Record Date 05/24/02 ...........                                        (2,235,671)
Issuance of Common Shares in connection with
Employee Stock Purchase program ........................
Comprehensive loss:
  Change in unrealized gain on marketable securities ...                                                          (201,557)
  Net loss .............................................                                        (3,535,276)
Total Comprehensive Loss ...............................
                                                         -------------------------------------------------------------------
Balance June 30, 2002 ..................................     $ (33,333)        $ -            $(24,269,967)      $(152,041)
                                                         -------------------------------------------------------------------

                                                                 Total
                                                            ----------------
Warrants issued in exchange for services performed .....           47,251
Issuance of Common Shares as compensation ..............                -
Amortization of deferred stock-based compensation ......          117,382
Issuance of Common Shares in connection with
Employee Stock Purchase program ........................           11,420

Issuance of Common Shares in exchange for services .....           55,000
Stock Options Exercised ................................          306,239
Comprehensive income (loss):
  Change in Unrealized Gain on
Marketable Securities ..................................
  Common Stock Dividend - Record Date 12/24/01 .........       (2,234,586)
  Net Loss .............................................
Total Comprehensive Loss ...............................      (15,710,068)
                                                            -------------
Balance December 31, 2001 ..............................     $ 17,678,672
                                                            -------------
Amortization of deferred stock-based compensation ......           32,242
Comprehensive loss:
  Change in unrealized gain on marketable securities ...
  Net loss .............................................
Total Comprehensive Loss ...............................       (1,758,698)
                                                            -------------
Balance March 31, 2002 .................................     $ 15,952,216
                                                            -------------

Amortization of deferred stock-based compensation ......           16,667
Common Stock Dividend - Record Date 05/24/02 ...........       (2,235,671)
Issuance of Common Shares in connection with
Employee Stock Purchase program ........................            1,275
Comprehensive loss:
  Change in unrealized gain on marketable securities ...
  Net loss .............................................
Total Comprehensive Loss ...............................       (3,736,833)
                                                            -------------
Balance June 30, 2002 ..................................     $  9,997,654
                                                            -------------

            See notes to Condensed Consolidated Financial Statements.

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS AND BASIS OF PRESENTATION

          BarPoint.com, Inc. and subsidiaries ("BarPoint" or the "Company") is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses. BarPoint's product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that the Company obtained through data feeds from retailers, manufacturers and data aggregators. BarPoint has strategic alliances with companies such as AT&T Wireless, Sprint PCS, Verizon Wireless, Cingular Wireless, Go America, and Symbol Technologies. BarPoint has also developed custom applications that support the use of BarPoint services for its partners and, under the brand name Synergy Solutions, applications for handheld computers that are focused on improving productivity.

          BarPoint is in the development stage as of June 30, 2002 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary. In fiscal 2001 BarPoint began to generate revenues from its principal operations, however continued softness in the wireless marketplace has hampered the Company's ability to grow revenue during 2002. Although infrastructure is in place to conduct the Company's principal operations, the Company has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices and Synergy Solutions software sales. Revenues to date from principal operations have not been significant. For the quarter ended June 30, 2002, 100% of the approximately $23,000 of revenues for the quarter came from Synergy Solutions, Inc. software sales and related license and royalty fees. For the six months ended June 30, 2002, 89% or approximately $388,000 of the Company's revenues were generated from sales of scanning devices, liquidating the Company's remaining inventory of such scanning devices. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure. However, while the Company believes that there are many future opportunities for its technology, it reiterates that business conditions in its primary markets continue to be soft, and visibility regarding the near-term and long-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion remains limited. In addition, there continues to be significant uncertainty regarding prospects for revenue growth in the current environment.

          On May 6, 2002, the Company announced a $0.12 per common share cash dividend to shareholders, and reconfirmed its intent to explore strategic opportunities for its mobile commerce and database technology platform. The dividend of $0.12 per common share (approximately $2.3 million) was paid on June 14, 2002, to shareholders of record as of May 30, 2002. The Company further announced that it would continue to explore various alternatives to maximize shareholder value, including the active pursuit of the sale of certain or all of the Company's principal operating assets.

          The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, and the 10-QSB filed for the three months ended March 31, 2002.

2.   LIQUIDITY AND CAPITAL RESOURCES

          The Company's management has been actively implementing its restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of June 30, 2002 there were 12 employees, as compared to 67 as of June 30, 2001. In June 2002, the Company terminated its Deerfield Beach, Florida headquarters lease and relocated to its new headquarters in Ft. Lauderdale, Florida at a significant cost savings. Combined with further efforts to reduce operating expense and cash burn rate as well as to implement the Company's new business strategies, management believes that cash and cash equivalents and marketable securities at June 30, 2002 will be sufficient to support ongoing operations for the foreseeable future.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and restricted investments. The Company places its cash, cash equivalents, and restricted investments with financial institutions and invests these funds in various short-term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $5.3 million at June 30, 2002 and $12.1 million at December 31, 2001.

     RESTRICTED INVESTMENTS

          Restricted investments consists of certificates of deposit that are restricted to collateralize certain letters of credit required by a lessor to ensure the Company's performance under the lease of the Company's headquarters located in Deerfield Beach, Florida. This restriction will be lifted at the beginning of the fourth quarter of 2002 as per the termination agreement. At that time the funds will be available to the Company.

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

     GOODWILL

          On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. ("Synergy") for $100,000 cash and 150,000 shares of the Company's common stock. Of the 150,000 shares, 75,000 were held in escrow subject to earn-out provisions of the acquisition agreement. In October 2000, an agreement was reached with the Synergy shareholders to waive all earn-out provisions in exchange for the release of the 75,000 shares of BarPoint common stock held in escrow. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $919,728 was recorded as goodwill. As of December 31, 2001, management had evaluated the carrying value of the goodwill recorded in the acquisition of Synergy Solutions and determined that the asset is impaired based on the expected cash flows to be generated over the next several years. Accordingly, an impairment charge of $406,840 had been recorded to reflect a new carrying value of the asset of $325,000 at December 31, 2001. The Company adopted certain provisions of SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002, SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassed from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill. Throughout the three month period ended June 30, 2002, management re-evaluated the carrying value of the remaining goodwill carried on the books and has determined based on the projected discounted cash flows and direction the Company has taken that the goodwill is fully impaired. The Company has recorded impairment charges in the quarter ended June 30, 2002 of $325,000, bringing the asset balance to zero. BarPoint believes that the new value fairly represents the value of the goodwill in the condensed consolidated financial statements.

A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                                                For the Period from October 1, 1998
                                  For the Three Months Ended   For the Six Months Ended June   (date of inception) through June 30,
                                           June 30,                          30,                               2002
                                 ---------------------------- ------------------------------- --------------------------------------
                                          2002          2001              2002           2001
                                          ----          ----              ----           ----
Reported Net Loss                $ (3,535,276) $ (3,963,844)  $    (5,307,768) $  (6,391,979) $              (19,799,711)
Add-back goodwill amortization,
 net of tax                      $          -  $     24,529   $             -  $      49,861  $                  187,888
                                 ------------- -------------  ---------------- -------------- ---------------------------

Adjusted net loss                $ (3,535,276) $ (3,939,315)  $    (5,307,768) $  (6,342,118) $              (19,611,823)
Reported basic net loss per
 share                           $      (0.19) $      (0.23)  $         (0.28) $       (0.37) $                    (1.46)
Add-back goodwill amortization   $          -  $          -   $             -  $           -  $                     0.01
                                 ------------- -------------  ---------------- -------------- ---------------------------

Adjusted basic net loss per
 share                           $      (0.19) $      (0.23)  $         (0.28) $       (0.37) $                    (1.45)
                                 ============= =============  ================ ============== ===========================

     NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

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

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. Management believes adoption of this statement will not have a material effect on the condensed consolidated financial statements of the Company.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. This statement has not yet been adopted by the Company, and management has not determined the impact of this statement on the condensed consolidated financial statements of the Company.

     INCOME TAXES

          The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized. At March 31, 2002, the Company has recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

     EARNINGS (LOSS) PER SHARE

          SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.Reconciliation of Basic to Diluted Earnings per share:

     The reconciliation of the basic and diluted earnings per common share is as follows:

                                     Three months ended           Six months ended
                                          June 30,                    June 30,
                                  ------------------------    -----------------------
                                     2002         2001           2002         2001
                                  ----------   -----------    ----------   ----------
     Weighted average common
       shares outstanding         18,630,766   17,358,780     18,630,682   17,254,429
     Dilutive effect of:
       Stock options                      --           --             --           --
       Warrants                           --           --             --           --
                                  ----------   ----------     ----------   ----------
     Weighted average common
       shares outstanding,
       assuming dilution          18,630,766   17,358,780     18,630,682   17,254,429
                                  ==========   ==========     ==========   ==========

          For the three months ended June 30, 2002, options to purchase 3,651,900 shares of common stock and 643,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended June 30, 2001, options to purchase 5,106,801 shares of common stock and 748,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the six months ended June 30, 2002, options to purchase 3,651,900 shares of common stock and 643,000 warrants were not included in the computation of diluted EPS since the effect would be antidilutive.

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

     COST OF SALES

          Cost of sales includes only direct costs to produce and distribute software products and direct costs to facilitate sales on the Company's Synergy Solutions website. In addition, cost of sales includes the cost of scanning devices (the SPT1500 scanning Personal Digital Assistant) sold during the period. The inventory of scanning devices and boxed software products is carried at lower of cost or market.

     RECLASSIFICATIONS

          Certain prior year balances have been reclassified to conform to the current year presentation.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               June 30,        December 31,
                                                2002              2001
                                            -------------    --------------
     Furniture and Fixtures                 $    68,723      $   303,905
     Computer equipment and software          2,535,969        2,738,941

     Website infrastructure              4,929,545         4,929,545
     Leasehold improvements                      -           346,244
                                       -----------       -----------

     Total                               7,534,237         8,318,635

     Less accumulated depreciation      (3,885,973)       (2,872,665)
                                       -----------       -----------
     Property and equipment, net       $ 3,648,264       $ 5,445,970
                                       ===========       ===========


          Depreciation expense totaled $616,504 and $615,643 for the three months ended June 30, 2002 and 2001, respectively. Depreciation expense totaled $1,249,095 and $993,131 for the six months ended June 30, 2002 and 2001, respectively.

5.   COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     On August 13, 2002, the Company agreed to settle its lawsuit against its former managed service provider, Logictier, Inc., and certain of Logictier's officers and directors. The case had been pending in the United States District Court for the Northern District of California. The parties agreed to grant mutual releases to each other in exchange for a cash payment to the Company of $229,500. The Company expects to receive the cash payment on or prior to September 27, 2002.

     On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for "breach of contract," "quantum meruit" and "common counts." The amount of relief claimed is for "monetary damages according to proof." The Company believes that VisualTek's claims are without merit and intends to vigorously defend itself in the proceeding, but cannot predict the outcome of this matter. The Company has also raised counterclaims against VisualTek for damages. On May 14, 2002, VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division. Accordingly, the arbitration proceeding has been automatically stayed and the case is currently awaiting further action by the United States Trustee or the Bankruptcy Court.

6.   RESTRUCTURING ACTIVITIES

     In connection with the restructuring plan announced by the Company in August 2001, the Company began implementing reductions in headcount from 67 as of June 30, 2001 to 12 as of June 30, 2002. In addition, the Company terminated all lease obligations as of June 30, 2002 and has consolidated all offices into its new Fort Lauderdale, Florida headquarters. In the quarter ended June 30, 2002 the Company terminated the Deerfield Beach, Florida headquarters lease and vacated the premises in June 2002. The Company has entered into a short- term lease for space in Fort Lauderdale, Florida and as a result has substantially completed its restructuring plan. During the quarter ended June 30, 2002 the Company recorded charges associated with the implementation of its restructuring plan totaling $1,153,409. These costs consisted of the following:

                 Payroll and other employment related costs       $   94,471
                 Write-off of fixed assets and leasehold
                  improvements                                       473,938
                 Lease termination fees                              585,000
                                                                  ----------
                 Total                                            $1,153,409
                                                                  ==========

Item 2. Management's Discussion and Analysis or Plan of Operation.


     Overview

     BarPoint.com, Inc. is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses. BarPoint's product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that we have obtained through data feeds from retailers, manufacturers and data aggregators. BarPoint has strategic alliances with companies such as AT&T Wireless, Sprint PCS, Verizon Wireless, Cingular Wireless, Go America, and Symbol Technologies. BarPoint has also developed custom applications that support the use of BarPoint services for its partners and, under the brand name Synergy Solutions, applications for handheld computers that are focused on improving productivity.

     BarPoint is in the development stage as of June 30, 2002 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary. In fiscal 2001 BarPoint began to generate revenues from its principal operations; however continued softness in the wireless marketplace has hampered our ability to grow revenue during 2002. Although infrastructure is in place to conduct our principal operations, BarPoint has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices and Synergy Solutions software sales. The successful completion of BarPoint's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint's cost structure. However, while we believe that there are many future opportunities for our technology, we reiterate that business conditions in our primary markets continue to be soft, and visibility regarding the near-term and long-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handled software applications, consumer scanning, and Internet advertising and promotion remains limited. In addition, there continues to be significant uncertainty regarding prospects for revenue growth in the current environment.

     At June 30, 2002, we had total assets of approximately $11.4 million and total liabilities of approximately $1.4 million, with approximately $5.8 million in cash and cash equivalents, $700,000 in certificates of deposits and approximately $251,000 in marketable securities. In addition, we have an additional $800,000 certificate of deposit reflected as restricted cash which is expected to be available to us in the beginning of the fourth quarter of this year. With the substantial completion and stabilization of BarPoint's technology infrastructure, the continuing costs for hardware, software, research and development will be reduced substantially. As a result of these reductions and the savings detailed above, we have substantially reduced our cash burn rate. This has allowed us to preserve a substantial amount of our capital for future strategic uses, including dividends, investments, or acquisitions.

     On May 31, 2002, we announced that the United States Patent and Trademark Office had notified BarPoint that it intended to award us a patent for our "Interactive System for Investigating Products on a

Network." The patent, when issued, will protect technology related to the utilization of unique identifiers such as UPC numbers, barcodes, manufacturers' codes and other coded input to gather product-related information from a database and the Internet from both wired and wireless devices. This technology is underlying the core BarPoint product information and shopping service as well as other applications. We are currently evaluating plans to exploit the issued patent for the benefit of our shareholders.

     On May 6, 2002, we announced a $0.12 per common share cash dividend to shareholders, and reconfirmed our intent to explore strategic opportunities for its mobile commerce and database technology platform. The dividend of $0.12 per common share (approximately $2.3 million) was paid on June 14, 2002, to shareholders of record as of May 30, 2002. We further announced that we would continue to explore various alternatives to maximize shareholder value, including the active pursuit of the sale of certain or all of our principal operating assets.

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

     Results of Operations

     For the quarter ended June 30, 2002 net revenues were $23,185, a decrease of 97% as compared to net revenues of $664,342 for the same quarter last year. All of our revenues during the second quarter of 2002 came from sales of software products. Approximately 84% of our revenues in the same quarter last year consisted of revenues resulting of sales of scanning devices and related services with the balance from the sale of software products. For the three and six months ended June 30, 2001, one customer, Office Depot, accounted for more than 50% of our sales.

     The loss from operations for the second quarter ended June 30, 2002 was $3,603,374. The loss from operations for the same quarter last year was $4,731,567. The loss from operations for the six months ended June 30, 2002 and June 30, 2001 was $5,691,714 and $8,807,352, respectively. Included in the loss from operations for the six months ended June 30, 2002 are approximately $2.2 million of non-cash charges including approximately $1.2 million of depreciation and losses on the disposition of fixed assets of approximately $0.5 million, goodwill impairment charges of $325,000 and a write-down of boxed software inventories of approximately $123,000. In comparison, non-cash charges from the six months ended June 30, 2001 were approximately $1.5 million consisting primarily of depreciation and amortization of approximately $993,000 and the amortization of warrants issued in exchange for services of approximately $489,000. Also included in the loss from operations for the quarter ended June 30, 2002 was the termination fee paid to settle the Deerfield Beach, Florida lease in the amount of $585,000. The termination fee and goodwill impairment charges are non-recurring items.

     The net loss for the quarter ended June 30,2002 was $3,535,276, or $0.19 per share basic and diluted. For the quarter ended June 30, 2001, we had a net loss of $3,963,844, or $0.23 per share basic and diluted. The net loss for the six months ended June 30, 2002 was $5,307,768, or $0.28 per share basic and diluted compared to a net loss for the six months ended June 2001 of $6,391,979 or $0.37 per share basic and diluted. The net loss for the six months ended June 30, 2002 included a tax benefit of approximately $252,000 which represented the recovery of alternative minimum tax from prior years as the result of tax law changes enacted in March 2002. The net loss for the six months ended June 30, 2001 included tax benefits of approximately $1.9 million. The tax benefits recorded to date have been fully recognized and received by the Company.

     Selling, general and administrative expenses were $1,848,808 for the quarter ended June 30, 2002, a decrease of $2,141,098 compared to the quarter ended June 30, 2001. This decrease was primarily due to the reductions in salaries and benefits of approximately $1.0 million, reduced website management cost of approximately $718,000, as well as a decrease in travel expenses of approximately $76,000 and investor relations costs of approximately $65,000. The reduction of these costs as well as the overall decrease in expenses for the quarter ended June 30, 2002 are the result of BarPoint's restructuring of its overall operations which began in the second half of 2001. For the six months ended June 30, 2002, selling, general and administrative expenses were $3,368,708 a decrease of approximately $4.5 million for the comparable six month period in 2001. This is due to decreases in salaries and benefits of approximately $2.3 million, website management costs of approximately $672,000, public and investor relations costs of approximately $250,000, travel expenses of approximately $172,000, marketing and advertising of approximately $134,000 as well as overall reductions in general operating expenses associated with our restructuring plans.

     Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $6,653 and $52,936 for the quarters ended June 30, 2002, and June 30, 2001, respectively. For the six months ended June 30, 2002 and 2001 marketing and advertising expenses were $33,699 and $168,009, respectively. As a result of our streamlined operations, marketing and advertising spending will be nominal.

     Research and development expenses were $0 and $258,860 for the quarters ended June 30, 2002 and June 30, 2001, respectively. For the six months ended June 30, 2002 and 2001 research and development expenses were $0 and $488,555 respectively. These expenses consist primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on the Company's behalf. As of January 1, 2002, all such amortization of warrants has been fully expensed. Research and development expense relates to planning stage activities for Web infrastructure development or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under accounting principles generally accepted in the United States of America.

     Interest income was $37,013 and $166,273 for the quarters ended June 30, 2002, and June 30, 2001, respectively. For the six months ended June 30, 2002 and 2001, interest income was $80,473 and $502,964, respectively. The decrease for the quarter and six months ended June 30, 2002 as compared to the 2001 comparable periods is due to a decrease in cash balances resulting from operating losses and capital expenditures during the last twelve months. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

     Liquidity and Capital Resources

     At June 30, 2002, we had total assets of approximately $11.4 million and total liabilities of approximately $1.4 million, with approximately $5.8 million in cash and cash equivalents, $700,000 in certificates of deposit and approximately $251,000 in marketable securities. The marketable securities consisted of 248,836 shares of common stock of Socket Communications, Inc. In addition, we have an additional $800,000 certificate of deposit reflected as restricted cash which is expected to be available to us in the beginning of the fourth quarter of this year. Cash and cash equivalents decreased approximately $6.8 million from December 31, 2001 primarily due to losses from operating activities of approximately $2.4 million and the January 14, 2002 and June 14, 2002 common stock dividend payments totaling approximately $4.5 million.

     Our management has substantially completed its restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of June 30, 2002 there were 12 employees, as compared to 67 as of June 30, 2001. In addition, as of December 31, 2001 we had terminated all obligations under lease agreements with the exception of its Deerfield Beach, Florida headquarters. In the quarter ended June 30, 2002 we terminated the Deerfield Beach, Florida headquarters lease and vacated the premises in June 2002. We have entered into a short-term lease for space in Fort Lauderdale, Florida and as a result have substantially completed our restructuring plan. This combined with further efforts to reduce operating expense and cash burn rate as well as to implement our new business strategy, satisfy management that cash and cash equivalents, certificates of deposit and marketable securities at June 30, 2002 will be sufficient to support ongoing operations for the foreseeable future. We may require additional capital prior to the end of such period if the need arises due to unforeseen events or if we change our strategic direction.



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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On August 13, 2002, the Company agreed to settle its lawsuit against its former managed service provider, Logictier, Inc., and certain of Logictier's officers and directors. The case had been pending in the United States District Court for the Northern District of California. The parties agreed to grant mutual releases to each other in exchange for a cash payment to the Company of $229,500. The Company expects to receive the cash payment on or prior to September 27, 2002.

          On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for "breach of contract," "quantum meruit" and "common counts." The amount of relief claimed is for "monetary damages according to proof." The Company believes that VisualTek's claims are without merit and intends to vigorously defend itself in the proceeding, but cannot predict the outcome of this matter. The Company has also raised counterclaims against VisualTek for damages. On May 14, 2002 VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division. Accordingly, the arbitration proceeding has been automatically stayed and the case is currently awaiting further action by the United States Trustee or the Bankruptcy Court.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

BarPoint.com, Inc.


By:   /s/ Jeffrey W. Sass
      --------------------------------------
      Jeffrey W. Sass
      President and Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Jeffrey S. Benjamin
      --------------------------------------
      Jeffrey S. Benjamin
      Chief Financial Officer
      (Principal Financial Officer)

                                 Exhibit Index

Exhibit
 Number                                Description

99.1         Certification by the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2         Certification by the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.