Form 10QSB
period 2002-09-30
BARPOINT COM INC
filed 2002-11-14
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number:  000-21235

BARPOINT.COM, INC.

DELAWARE	11-2780723
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

800 Corporate Drive
Suite 600
Ft. Lauderdale, Florida 33334
(Address of Principal Executive Offices)

(954) 492-4003
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of issuer’s classes of common equity, as of November 14, 2002:

Title of Class	Number of Shares
Common Stock, par value $.001	18,638,099

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BARPOINT.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,975,431	$12,614,583
Certificates of deposit	1,503,202	—
Marketable securities	233,906	468,444
Restricted investments	—	1,500,000
Accounts receivable, net	—	394,761
Inventories	—	475,826
Prepaid expenses	260,616	332,788
Other current assets	127,026	152,300

Total Current Assets	7,100,181	15,938,702

PROPERTY AND EQUIPMENT	3,014,650	5,445,970

OTHER ASSETS
Goodwill-net of accumulated amortization of $594,728 at December 31, 2001.	—	325,000
Other, net	26,252	46,471

	26,252	371,471

TOTAL ASSETS	$10,141,083	$21,756,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$790,745	$965,205
Dividends payable	—	2,234,586
Income taxes payable	475,129	478,424
Current portion of obligations under capital leases	163,294	144,451

Total Current Liabilities	1,429,168	3,822,666
OTHER LIABILITIES
Obligations under capital leases	37,759	142,305
Other long-term liabilities	—	112,500

TOTAL LIABILITIES	1,466,927	4,077,471

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY
Preferred stock: $.001 par value; authorized 5,000,000shares; 3 issued and outstanding	—	—
Common stock: $.001 par value; authorized 100,000,000 shares; issued and outstanding of 18,638,099 at September 30, 2002 and December 31, 2001	18,638	18,631
Additional paid in capital	34,434,357	34,433,089
Deferred compensation	(16,667)	(82,242)
(Deficit) accumulated during development stage	(25,592,712)	(16,726,528)
Accumulated other comprehensive income (loss)	(169,460)	35,722

Total Stockholders’ Equity	8,674,156	17,678,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,141,083	$21,756,143

See notes to Condensed Consolidated Financial Statements

BARPOINT.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from October 1, 1998 (date of inception) through September 30, 2002
	2002	2001	2002	2001
Revenue
BarPoint services and related sales	$—	$230,072	$387,734	$1,090,855	$1,636,712
Applications	14,969	79,739	62,042	368,355	1,125,398

Total Revenue	14,969	309,811	449,776	1,459,210	2,762,110
Cost of sales	619	138,226	355,928	903,504	1,383,201

Gross profit	14,350	171,585	93,848	555,706	1,378,909

Operating Expenses:
Selling, general and administrative	983,781	3,480,403	4,352,489	11,190,189	35,755,304
Research and development	—	28,086	—	516,641	2,528,357
Depreciation and amortization	606,744	706,988	1,855,839	1,700,119	5,815,795
Restructuring charges	—	—	1,153,409	—	1,968,904

Total Operating Expenses	1,590,525	4,215,477	7,361,737	13,406,949	46,068,360

Loss from operations	(1,576,175)	(4,043,892)	(7,267,889)	(12,851,243)	(44,689,451)

Other Income:
Interest and other income	279,932	139,460	393,376	639,427	3,223,868
Net (losses) gains on sales of marketable securities and other assets	(26,502)	5,874	(8,287)	16,397	19,406,835

Total Other Income	253,430	145,334	385,089	655,824	22,630,703

Loss before income tax benefit	(1,322,745)	(3,898,558)	(6,882,800)	(12,195,419)	(22,058,748)
Income tax benefit	—	—	252,287	1,904,882	936,292

Net loss	$(1,322,745)	$(3,898,558)	$(6,630,513)	$(10,290,537)	$(21,122,456)

Loss per common share—Basic and Diluted	$(0.07)	$(0.23)	$(0.36)	$(0.60)	$(1.52)

Weighted average common shares outstanding— Basic and Diluted	18,638,099	17,321,849	18,633,191	17,278,033	13,871,214

See notes to Condensed Consolidated Financial Statements.

BARPOINT.COM INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		For the Period from October 1, 1998 (date of inception) through September 30, 2002
	2002	2001
OPERATING ACTIVITIES:
Net loss	(6,630,513)	$(10,290,537)	$(21,122,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,855,839	1,700,119	5,815,795
Amortization of warrants issued in exchange for services	—	516,641	1,923,578
Amortization of deferred compensation	65,575	78,922	182,957
Provision for doubtful accounts	—	154,505	154,505
Write-off of licensing fee	—	—	681,818
Impairment of goodwill	325,000	—	731,840
Non-cash portion of restructuring charges	473,938	—	1,151,560
Inventory Write-down	122,734	249,321	1,299,296
Issuance of common stock in exchange for services	—	55,000	158,118
Issuance of stock options as settlement of a claim	—	—	213,790
Issuance of stock options as compensation	—	—	169,600
Issuance of stock options below market price	—	—	227,752
Non cash administration expenses	—	—	30,498
Loss on sale of property and equipment	54,132	4,615	38,702
Gain on sale of marketable securities	(45,844)	—	(23,591,060)
Impairment charges on marketable securities	—	—	4,109,219
Deferred income tax (benefit)	—	—	(849,910)
Changes in operating assets and liabilities:
Certificates of deposit	(3,202)	—	(3,202)
Accounts receivable	394,761	(328,600)	(154,505)
Income taxes receivable	(3,295)	(1,632,702)	27,990
Inventories	353,092	724,004	(1,049,975)
Prepaid expenses	72,172	119,673	(260,615)
Other assets	25,274	113,295	66,319
Accounts payable	(286,960)	(1,089,718)	(249,040)

Net Cash Used in Operating Activities	(3,227,297)	(9,625,462)	(30,297,426)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	75,201	—	24,854,127
Purchases of property and equipment	(6,111)	(299,596)	(5,614,971)
Software development costs	—	(2,221,482)	(2,395,950)
Purchases of marketable securities	—	—	(2,203,964)
Proceeds from sale of property and equipment	55,169	41,950	279,695
Acquisition costs	—	—	(289,000)
Cash received in acquisition	—	—	628,227

Net Cash Provided by (Used in) Investing Activities	124,259	(2,479,128)	15,258,164

FINANCING ACTIVITIES:
Private placements of common stock	—	—	23,205,197
Proceeds from subscription receivable	—	—	750,000
Proceeds from exercise of warrants	—	—	434,406
Payment of capital lease obligations	(67,132)	(116,527)	(195,681)
Payment of common stock dividends	(4,470,257)	—	(4,470,257)
Proceeds from sale of common stock to employees	1,275	—	12,695
Payments to cancel warrants	—	—	(50,000)
Proceeds from exercise of stock options	—	—	328,333

Net Cash (Used in) Provided by Financing Activities	(4,536,114)	(116,527)	20,014,693

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,639,152)	(12,221,117)	4,975,431
CASH AND CASH EQUIVALENTS—beginning of period	12,614,583	22,800,142	—

CASH AND CASH EQUIVALENTS—end of period	$4,975,431	$10,579,025	$4,975,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$—	$29,703	$4,400,591

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease	$—	$415,305	$415,305

Issuance of warrants in exchange for services	$—	$—	$1,876,328

Software development costs for services rendered by certain shareholders	$—	$—	$220,000

Product supply and technology license agreement acquired through issuance of common stock	$—	$—	$1,500,000

Non-cash administration expenses	$—	$—	$30,498

Finders fee applied to shareholder loan	$—	$—	$218,655

See notes to Condensed Consolidated Financial Statements.

BARPOINT.COM INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the periods and the period from October 1, 1998
(date of inception) through September 30, 2002
(Unaudited)

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock-Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive Income (loss)	Total
BarPoint.com, Inc. capitalization at inception		100	$100	$241,400					$241,500
Reverse acquisition:
Shares outstanding and net assets of The Harmat Organization at June 3, 1999		2,662,500	2,662	4,525,668					4,528,330
Issuance of shares to BarPoint.com shareholders		6,633,942	6,534	(6,534)					—
Private Placements and Subscription note receivable		4,499,868	4,500	8,300,015		$(750,000)			7,554,515
Exercise of Stock Options		50,000	50	17,450					17,500
Issuance of Preferred Stock	3			30					30
Comprehensive income (loss):
Change in unrealized Gain on Marketable Securities (Net of Income Tax Benefit of $376,459)								$(1,015,665)
Net Loss							$(438,595)
Total comprehensive loss									(1,454,260)

Balance—September 30, 1999	3	13,846,410	$13,846	$13,078,029	$—	($750,000)	($438,595)	($1,015,665)	$10,887,615

Common Stock Dividend—Record Date 6/2/99		878,770	$879	$(879)					$—
Stock Options Exercised		12,186	13	4,581					4,594
Cancellation of all Class A and Class B Warrants plus $50,000		325,000	325	(50,325)					(50,000)
Cashless exercise of Warrants		195,372	195	(195)					—
Warrants Exercised		97,339	97	434,309					434,406
Payment of Subscription Note Receivable						$750,000			750,000
Issuance of Stock Options below Market Value				227,752					227,752
Issuance of Common Shares in exchange for services performed		26,660	26	86,979					87,005
Acquisition of Synergy Solutions, Inc.		75,000	75	628,050					628,125
Private Placements		1,477,500	1,478	16,929,519					16,930,997
Warrants issued in exchange for services performed				1,876,329					1,876,329
Options issued as Settlement for a claim asserted				213,790					213,790

BARPOINT.COM INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the periods and the period from October 1, 1998
(date of inception) through September 30, 2002
(Unaudited)

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock-Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive Income (loss)	Total
Comprehensive income (loss):
Change in unrealized Gain on Marketable Securities
(Net of Income Tax Benefit of $1,545,721)								$3,537,631
Net Income							$4,067,511		7,605,142
Total comprehensive income

Balance September 30, 2000	3	16,934,237	$16,934	$33,427,939	$—	$—	$3,628,916	$2,521,966	$39,595,755

Acquisition of Synergy Solutions, Inc.		75,000	$75	$201,525					$201,600
Issuance of Common Shares as compensation		135,680	136	169,464					169,600
Issuance of Common Shares in exchange for services performed		5,161	5	16,108					16,113
Comprehensive income (loss):
Change in Unrealized Gain on Marketable Securities
(Net of Income Tax benefit of $ 1,291,306)								$(2,106,868)
Net loss							$(2,790,166)
Total comprehensive loss									(4,897,034)

Balance December 31, 2000	3	17,150,078	$17,150	$33,815,036	$—	$—	$838,750	$415,098	$35,086,034

BARPOINT.COM INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the periods and the period from October 1, 1998
(date of inception) through September 30, 2002
(Unaudited)
	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock-Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive (Loss) Income	Total
Warrants issued in exchange for services performed				47,251					47,251
Issuance of Common Shares as compensation		545,938	546	199,078	(199,624)				—
Amortization of deferred stock-based compensation					117,382				117,382
Issuance of Common Shares in connection with Employee Stock Purchase program		43,084	44	11,376					11,420
Issuance of Common Shares in exchange for services		16,526	16	54,984					55,000
Stock Options Exercised		874,973	875	305,364					306,239
Comprehensive income (loss):
Change in Unrealized Gain on Marketable Securities								(379,376)
Common Stock Dividend—Record Date 12/24/01							(2,234,586)		(2,234,586)
Net Loss							(15,330,692)
Total Comprehensive Loss									(15,710,068)

Balance December 31, 2001	3	18,630,599	$18,631	$34,433,089	$(82,242)	$—	$(16,726,528)	$35,722	$17,678,672

Amortization of deferred stock-based compensation					32,242				32,242
Comprehensive loss:
Change in unrealized gain on marketable securities								13,794
Net loss							(1,772,492)
Total Comprehensive Loss									(1,758,698)

Balance March 31, 2002	3	18,630,599	$18,631	$34,433,089	$(50,000)	$—	$(18,499,020)	$49,516	$15,952,216

Amortization of deferred stock-based compensation					16,667				16,667
Common Stock Dividend—Record Date 05/24/02							(2,235,671)		(2,235,671)
Issuance of Common Shares in connection with Employee Stock Purchase program		7,500	7	1,268					1,275
Comprehensive loss:
Change in unrealized gain on marketable securities								(201,557)
Net loss							(3,535,276)
Total Comprehensive Loss									(3,736,833)

Balance June 30, 2002	3	18,638,099	$18,638	$34,434,357	$(33,333)	$—	$(24,269,967)	$(152,041)	$9,997,654

Amortization of deferred stock-based compensation					16,666				16,666
Comprehensive loss:
Change in unrealized gain on marketable securities								(17,419)
Net loss							(1,322,745)
Total Comprehensive Loss									(1,340,164)

Balance September 30, 2002	3	18,638,099	$18,638	$34,434,357	$(16,667)	$—	$(25,592,712)	$(169,460)	$8,674,156

See notes to Condensed Consolidated Financial Statements.

BARPOINT.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BUSINESS AND BASIS OF PRESENTATION

BarPoint.com, Inc. and subsidiaries (“BarPoint” or the “Company”) is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In August 2002, the Company was issued US Patent No. 6,430,554 for its “ Interactive System For Investigating Products on a Network.” BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that the Company obtained through data feeds from retailers, manufacturers and data aggregators. BarPoint has strategic alliances with companies such as AT&T Wireless, Sprint PCS, Verizon Wireless, Cingular Wireless, Go America, and Symbol Technologies. BarPoint has also developed custom applications that support the use of BarPoint services for its partners.

BarPoint is in the development stage as of September 30, 2002 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary (“Synergy”), however as part of its corporate restructuring the Company has substantially reduced its support of the Synergy product line and is currently outsourcing all Synergy related activities on a performance only basis. In fiscal 2001, BarPoint began to generate revenues from its principal operations, however continued softness in the wireless marketplace has hampered the Company’s ability to grow revenue during 2002. Although infrastructure is in place to conduct the Company’s principal operations, the Company has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices and Synergy software sales. Revenues to date from principal operations have not been significant. For the quarter ended September 30, 2002, 100% of the approximately $15,000 of revenues came from Synergy software sales and related license and royalty fees. For the nine months ended September 30, 2002, 86% or approximately $388,000 of the Company’s revenues were generated from sales of scanning devices, liquidating the Company’s remaining inventory of such scanning devices. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint’s cost structure. However, while the Company believes that there are many future opportunities for its technology and intellectual property, it reiterates that business conditions in its primary markets continue to be soft, and visibility regarding the near-term and long-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion remains limited. In addition, there continues to be significant uncertainty regarding prospects for revenue growth in the current environment.

Understanding the potential limitations of its business model in the current environment, the Company continues to explore various strategic alternatives to maximize shareholder value, including the active pursuit of strategic opportunities for its mobile commerce and database technology platforms as well as the potential to sell certain or all of the Company’s principal operating assets.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, and the 10-QSB filed for the three months ended March 31 and June 30, 2002.

2.	LIQUIDITY AND CAPITAL RESOURCES

The Company’s management has been actively implementing its restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of September 30, 2002 there were eight employees, as compared to 39 as of September 30, 2001. The Company continues to make further efforts to reduce operating expense and cash burn rate, as such, management believes that cash and cash equivalents and marketable securities at September 30, 2002 will be sufficient to support ongoing operations for the foreseeable future.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and certificates of deposit. The Company places its cash, cash equivalents, and certificates of deposit with financial institutions and invests these funds in various short-term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $5.6 million at September 30, 2002 and $12.1 million at December 31, 2001.

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

Software development costs primarily consist of payroll and related costs for website development including systems personnel, consultants, and other website and infrastructure costs. Software development costs are capitalized in accordance with Statement of Position No. 98-1

(“ SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants (“AICPA”) in 1998. The Company adopted this statement effective October 1, 1999. SOP 98-1 requires the Company to capitalize certain payroll and payroll related costs and other costs that are directly related to the development of certain systems of the Company. The Company amortizes these costs on a straight-line basis over a period of three years, beginning upon completion of the development software. All costs that are not capitalized under SOP 98-1 are recorded as research and development expense. In March 2000, The Emerging Issues Task Force (“EITF”) issued EITF 00-2, Accounting for Website Development Costs. EITF 00-2 provides guidance on accounting for website development costs. The Company believes that its current accounting practices for website development costs comply with EITF 00-2.

GOODWILL

On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. for $100,000 cash and 150,000 shares of the Company’s common stock. Of the 150,000 shares, 75,000 were held in escrow subject to earn-out provisions of the acquisition agreement. In October 2000, an agreement was reached with the Synergy shareholders to waive all earn-out provisions in exchange for the release of the 75,000 shares of BarPoint common stock held in escrow. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $919,728 was recorded as goodwill. As of December 31, 2001, management had evaluated the carrying value of the goodwill recorded in the acquisition of Synergy and determined that the asset is impaired based on the expected cash flows to be generated over the next several years. Accordingly, an impairment charge of $406,840 had been recorded to reflect a new carrying value of the asset of $325,000 at December 31, 2001. The Company adopted certain provisions of SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclasses; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassed from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill. Throughout the three month period ended June 30, 2002, management re-evaluated the carrying value of the remaining goodwill carried on the books and has determined based on the projected discounted cash flows and direction the Company has taken that the goodwill is fully impaired. The Company has recorded impairment charges in the quarter ended June 30, 2002 of $325,000, bringing the asset balance to zero. BarPoint believes that the new value fairly represents the value of the goodwill in the consolidated financial statements.

A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		From The Period Of October 1, 1998 (Date Of Inception) Through September 30, 2002
	2002	2001	2002	2001
Reported Net Loss	($1,322,745)	($3,898,558)	($6,882,800)	($10,290,537)	($21,122,456)
Add-Back Goodwill	—	$23,433	—	$73,294	$211,321
Amortization, Net Of Tax
Adjusted Net Loss	($1,322,745)	($3,875,125)	($6,882,800)	($10,217,243)	($20,911,135)
Reported Basic Net Loss
Per Share	($0.19)	($0.23)	($0.36)	($0.60)	($1.52)
Add-Back Goodwill
Amortization					$0.02
Adjusted Basic Net Loss
Per Share	($0.19)	($0.19)	($0.36)	($0.60)	($1.50)

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 144 was not material to the condensed consolidated financial statements .

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

INCOME TAXES

The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized. At March 31, 2002, the Company recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

EARNINGS (LOSS) PER SHARE

SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

Reconciliation of Basic to Diluted Earnings per share:

The reconciliation of the basic and diluted earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	18,638,099	17,321,849	18,633,191	17,278,033
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average common shares outstanding, assuming dilution	18,638,099	17,321,849	18,633,191	17,278,033

For the three months ended September 30, 2002, options to purchase 3,651,900 shares of common stock and 643,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended September 30, 2001, options to purchase 5,085,305 shares of common stock and 643,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the nine months ended September 30, 2002, options to purchase 5,085,305 shares of common stock and 643,000 warrants were not included in the computation of diluted EPS since the effect would be antidilutive.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2”, which provide guidance on accounting principles generally accepted in the United States of America for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements. The Company has adopted the provisions of these SOPs. The adoption has not resulted in the deferral of certain revenues associated with the Company’s product sales.

In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements,” which required recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. SOP 98-9 is effective for transactions entered into after March 15, 1999. Under the “residual method”, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The adoption of SOP 98-9 did not require a material change in the accounting for revenues for the Company.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on revenue recognition issues. The Company conformed its revenue recognition policies to SAB 101 on October 1, 2000. The conformity to SAB 101 did not have a material impact on the Company’s financial statements.

The Company recognizes revenue upon shipment of shrink-wrapped software products based on “FOB shipping” terms. Under FOB shipping terms, title and risk of loss are transferred when the products are shipped to the customer. In order to recognize revenue, the Company must not have any continuing obligations and it must also be probable that the Company will collect the accounts receivable. Revenue is recognized net of an allowance for returns. Reserves are provided for returns of excess quantities of current product versions, as well as previous versions of products still in the distribution channel when new versions are launched. In certain situations, when products are shipped to certain distributors, revenue is deferred until the products have been shipped to the retailers.

The Company recognizes revenue from Internet products and services when that revenue is “earned” based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized upon delivery of the product or completion of the service, rather than ratably over time. Furthermore, revenue is recognized provided that no significant obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of impressions. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

COST OF SALES

Cost of sales includes only direct costs to produce and distribute software products and direct costs to facilitate sales on the Company’s Synergy Solutions website. In addition, cost of sales includes the cost of scanning devices (the SPT1500 scanning Personal Digital Assistant) sold during the period. The inventory of scanning devices and boxed software products is carried at lower of cost or market.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2002	December 31, 2001
Furniture and fixtures	$59,323	$303,905
Computer equipment and software	2,477,372	2,738,941
Website infrastructure	4,929,545	4,929,545
Leasehold improvements	—	346,244

Total	7,466,240	8,318,635
Less accumulated depreciation	(4,451,590)	(2,872,665)

Property and equipment, net	$3,014,650	$5,445,970

Depreciation expense totaled $599,932 and $676,736 for the three months ended September 30, 2002 and 2001, respectively. Depreciation expense totaled $1,835,621 and $1,700,119 for the nine months ended September 30, 2002 and 2001, respectively.

5.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On August 13, 2002, the Company settled its lawsuit against its former managed service provider, Logictier, Inc., and certain of Logictier’s officers and directors. The case had been pending in the United States District Court for the Northern District of California. The parties agreed to grant mutual releases to each other in exchange for a cash payment to the Company of $

229,500. The Company received the cash payment on September 30, 2002.

On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for “breach of contract,” “quantum meruit” and “common counts.” The amount of relief claimed is for “monetary damages according to proof.” The Company believes that VisualTek’s claims are without merit and intends to vigorously defend itself in the proceeding, but cannot predict the outcome of this matter. The Company has also raised counterclaims against VisualTek for damages. On May 14, 2002, VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division. Accordingly, the arbitration proceeding has been automatically stayed and the case is currently awaiting further action by the United States Trustee or the Bankruptcy Court.

6.	RESTRUCTURING ACTIVITIES

In connection with the restructuring plan announced by the Company in August 2001, the Company began implementing reductions in headcount from 39 as of September 30, 2001 to eight as of September 30, 2002. In addition, the Company terminated all lease obligations as of June 30, 2002 and has consolidated all offices into its new Fort Lauderdale, Florida headquarters. In the quarter ended June 30, 2002, the Company terminated the Deerfield Beach, Florida headquarters lease and vacated the premises in June 2002. The Company has entered into a short- term lease for space in Fort Lauderdale, Florida and as a result has substantially completed its restructuring plan. During the quarter ended June 30, 2002 the Company recorded charges associated with the implementation of its restructuring plan totaling $1,153,409. These costs consisted of the following:

Payroll and other employment related costs	$94,471
Write-off of fixed assets and leasehold improvements	473,938
Lease termination fees	585,000

Total	$1,153,409

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Overview

BarPoint.com, Inc. is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that we have obtained through data feeds from retailers, manufacturers and data aggregators. BarPoint has strategic alliances with companies such as AT&T Wireless, Sprint PCS, Verizon Wireless, Cingular Wireless, Go America, and Symbol Technologies. BarPoint has also developed custom applications that support the use of BarPoint services for its partners and, under the brand name Synergy Solutions, applications for handheld computers that are focused on improving productivity. BarPoint is in the development stage as of September 30, 2002 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary. However, as part of its corporate restructuring, the Company has substantially reduced its support of the Synergy product line and is currently outsourcing all Synergy Solutions, Inc. related activities on a performance only basis. In fiscal 2001 BarPoint began to generate revenues from its principal operations; however, continued softness in the wireless marketplace has hampered our ability to grow revenue during 2002. Although infrastructure is in place to conduct our principal operations, BarPoint has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices and Synergy Solutions software sales. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint’s cost structure. However, while we believe that there are many future opportunities for our technology, we reiterate that business conditions in our primary markets continue to be soft, and visibility regarding the near-term and long-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handled software applications, consumer scanning, and Internet advertising and promotion remains limited. In addition, there continues to be significant uncertainty regarding prospects for revenue growth in the current environment.

At September 30, 2002, we had total assets of approximately $10.1 million and total liabilities of approximately $1.5 million, with approximately $5.0 million in cash and cash equivalents, $1.5 million in certificates of deposits and approximately $234,000 in marketable securities. With the substantial completion and stabilization of BarPoint’s technology infrastructure, the continuing costs for hardware, software, research and development will be reduced substantially. As a result of these reductions and the savings detailed above, we have substantially reduced our cash burn rate. This has allowed us to preserve a substantial amount of our capital for future strategic uses, including dividends, investments, or acquisitions.

On May 31, 2002, we announced that the United States Patent and Trademark Office had notified us that it intended to award us a patent for our “Interactive System for Investigating Products on a Network.” The patent was issued on August 6, 2002 and protects technology related to the utilization of unique identifiers such as UPC numbers, barcodes, manufacturers’ codes and other coded input to gather product-related information from a database and the Internet from both wired and wireless devices. This technology is underlying the core BarPoint product information and shopping service as well as other applications. We are currently evaluating plans to exploit the issued patent for the benefit of our shareholders.

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

Contingencies and litigation. We are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows. See “Legal Proceedings” footnote.

Results of Operations

For the quarter ended September 30, 2002, net revenues were $14,969, a decrease of 95% as compared to net revenues of $309,811 for the same quarter last year. All of our revenues during the quarter ended September 30, 2002 came from sales of software products. Approximately 74% of our revenues in the same quarter last year consisted of revenues from sales of scanning devices and related services with the balance from the sale of software products. For the three and nine months ended September 30, 2001, one customer, Office Depot, accounted for more than 50% of our sales.

The loss from operations for the quarter ended September 30, 2002 was $1,576,175. The loss from operations for the same quarter last year was $4,043,892. The loss from operations for the nine months ended September 30, 2002 and September 30, 2001 was $7,267,889 and $12,851,243, respectively. Included in the loss from operations for the nine months ended September 30, 2002 are approximately $2.9 million of non-cash charges including approximately $1.9 million of depreciation and losses on the disposition of fixed assets of approximately $0.5 million, goodwill impairment charges of $325,000 and a write-down of boxed software inventories of approximately $123,000. In comparison, non-cash charges from the nine months ended September 30, 2001 were approximately $2.5 million consisting primarily of depreciation and amortization of approximately $1.7 million, the amortization of warrants issued in exchange for services of approximately $517,000 and an inventory write-down of approximately $249,000. Also included in the loss from operations for the nine months ended September 30, 2002 was the termination fee paid to settle the Deerfield Beach, Florida lease in the amount of $585,000. The termination fee and goodwill impairment charges are non-recurring items.

The net loss for the quarter ended September 30, 2002 was $1,322,745, or $0.07 per share basic and diluted. For the quarter ended September 30, 2001, we had a net loss of $3,898,558, or $0.23 per share basic and diluted. The net loss for the nine months ended September 30, 2002 was $6,630,513, or $0.36 per share basic and diluted compared to a net loss for the nine months ended September 30, 2001 of $10,290,537, or $0.60 per share basic and diluted. The net loss for the nine months ended September 30, 2002 included a tax benefit of approximately $252,000 which represented the recovery of alternative minimum tax from prior years as the result of tax law changes enacted in March 2002. The net loss for the nine months ended September 30, 2001 included tax benefits of approximately $1.9 million. The tax benefits recorded to date have been fully recognized and received by the Company.

Selling, general and administrative expenses were $983,781 for the quarter ended September 30, 2002, a decrease of $2,496,622 compared to the quarter ended September 30, 2001. This decrease was primarily due to the reductions in salaries and benefits of approximately $1.1 million, reduced facilities cost of approximately $423,000, reduced website management cost of approximately $189,000, as well as a decrease in professional fees of approximately $123,000 and the inventory write-down of approximately $249,000. The reduction of these costs as well as the overall decrease in expenses for the quarter ended September 30, 2002 are the result of BarPoint’s restructuring of its overall operations which began in the second half of 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses were $4,352,489 a decrease of approximately $6.8 million for the comparable nine month period in 2001. This decrease was primarily due to decreases in salaries and benefits of approximately $3.5 million, web site management costs of approximately $861,000, facilities costs of approximately $370,000, public and investor relations costs of approximately $276,000, travel expenses of approximately $228,000, marketing and advertising of approximately $152,000 and overall reductions in general operating expenses associated with our restructuring plans.

Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $6,482 and $23,708 for the quarters ended September 30, 2002, and September 30, 2001, respectively. For the nine months ended September 30, 2002 and 2001, marketing and advertising expenses were $40,181 and $191,717, respectively. As a result of our streamlined operations, marketing and advertising spending will be nominal.

Research and development expenses were $0 and $28,086 for the quarters ended September 30, 2002 and September 30, 2001, respectively. For the nine months ended September 30, 2002 and 2001, research and development expenses were $0 and $516,641, respectively. These expenses consist primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on our behalf. As of January 1, 2002, all such amortization of warrants has been fully expensed. Research and development expense relates to planning stage activities for web infrastructure development or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under accounting principles generally accepted in the United States of America.

Interest income was $25,845 and $139,460 for the quarters ended September 30, 2002, and September 30, 2001, respectively. For the nine months ended September 30, 2002 and 2001, interest income was $106,319 and $642,424, respectively. The decrease for the quarter and nine months ended September 30, 2002 as compared to the 2001 comparable periods is due to a decrease in cash balances resulting from operating losses and capital expenditures during the last twelve months. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

Liquidity and Capital Resources

At September 30, 2002, we had total assets of approximately $10.1 million and total liabilities of approximately $1.5 million, with approximately $5.0 million in cash and cash equivalents, $1.5 million in certificates of deposit and approximately $234,000 in marketable securities. The marketable securities consisted of 248,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $7.6 million from December 31, 2001 primarily due to losses from operating activities of approximately $3.2 million and the January 14, 2002 and June 14, 2002 common stock dividend payments totaling approximately $4.5 million.

Our management has substantially completed its restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. With regard to headcount, as of September 30, 2002 there were eight employees, as compared to 39 as of September 30, 2001. In addition, as of December 31, 2001 we had terminated all obligations under lease agreements with the exception of its Deerfield Beach, Florida headquarters. In the quarter ended June 30, 2002 we terminated the Deerfield Beach, Florida headquarters lease and vacated the premises in June 2002. We have entered into a short-term lease for space in Fort Lauderdale, Florida and as a result have substantially completed our restructuring plan. This restructuring program combined with further efforts to reduce operating expense and cash burn rate as well as to implement our new business strategy, satisfy management that cash and cash equivalents, certificates of deposit and marketable securities at September 30, 2002 will be sufficient to support ongoing operations for the foreseeable future. We may require additional capital prior to the end of such period if the need arises due to unforeseen events or if we change our strategic direction.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain “forward looking statements” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed in our Form 10-KSB for the year ended December 31, 2001 under “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock.”

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

On August 13, 2002, the Company settled its lawsuit against its former managed service provider, Logictier, Inc., and certain of Logictier’s officers and directors. The case had been pending in the United States District Court for the Northern District of California. The parties agreed to grant mutual releases to each other in exchange for a cash payment to the Company of $ 229,500. The Company received the cash payment on September 30, 2002.

On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek has requested relief against the Company for “breach of contract,” “quantum meruit” and “common counts.” The amount of relief claimed is for “monetary damages according to proof.” The Company believes that VisualTek’s claims are without merit and intends to vigorously defend itself in the proceeding, but cannot predict the outcome of this matter. The Company has also raised counterclaims against VisualTek for damages. On May 14, 2002 VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division. Accordingly, the arbitration proceeding has been automatically stayed and the case is currently awaiting further action by the United States Trustee or the Bankruptcy Court.

Item 2.    Changes in Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  99.1    Certification of CEO
              99.2    Certification of CFO

        (b)  Reports on Form 8-K.

          None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2002

BarPoint.com, Inc.

By:	/s/ Jeffrey W. Sass
Jeffrey W. Sass
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey S. Benjamin
Jeffrey S. Benjamin
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey W. Sass, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of BarPoint.com, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jeffrey W. Sass
Jeffrey W. Sass President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey S. Benjamin, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of BarPoint.com, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jeffrey S. Benjamin
Jeffrey S. Benjamin Chief Financial Officer

EXHIBIT INDEX

Ex Number	Exhibit Description

99.1	Certification of CEO

99.2	Certification of CFO