Form 10KSB
period 2002-12-31
BARPOINT COM INC
filed 2003-03-28
CIK 1013690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended:  December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                      to

Commission file number: 000-21235

BARPOINT.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2780723 (I.R.S. Employer Identification No.)

800 Corporate Drive, Suite 600 Fort Lauderdale, Florida (Address of principal executive offices)	33334 (Zip Code)

Registrant’s telephone number, including area code:  (954) 492-4003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $.001 PAR VALUE	Name of each exchange on which registered Nasdaq SmallCap Market

Securities registered pursuant to Section 12(g) of the Act:  None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for the fiscal year ended December 31, 2002 were $449,777.

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 21, 2003 (computed by reference to the last reported sale price of the registrant’s Common Stock on the Nasdaq SmallCap Market on such date): $1,575,180.

Number of shares outstanding of each of the registrant’s classes of Common Stock at March 29, 2003: 18,642,599 shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof (the “Proxy Statement”), are incorporated by reference into Part III of this Form 10-KSB.

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-KSB to “we,” “our,” “us” or “BarPoint” include BarPoint.com, Inc. and its consolidated subsidiaries. We disclaim any intent or obligation to update forward looking statements. All references to a fiscal year are to BarPoint’s fiscal year which for 2002 and 2001 ended December 31. Prior fiscal years ended on September 30 of the relevant year. As used herein, fiscal 2000 refers to fiscal year ended September 30, 2000.

PART I

ITEM 1.         Business

General

BarPoint is an online and wireless product information and shopping service provider which also has developed mobile device software applications for consumers and businesses. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In August 2002, we were issued US Patent No. 6,430,554 for our “ Interactive System For Investigating Products on a Network.” BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that we obtained through data feeds from retailers, manufacturers and data aggregators. In order to handle the large amounts of products and data feeds, BarPoint has also developed sophisticated automated data aggregation and integration processes to accept data in almost any format, scrub and validate the data, and output the data in almost any format, which we refer to as DIGS™. Our DIGS technology fully automates much of the labor intensive and mundane work that is necessary to receive multiple data feeds in a variety of disparate formats, and then scrub and validate such data for presentation in a common format, or yet another range of disparate formats.

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

BarPoint’s Mobile Merchant Marketplace program provides merchants with a turnkey mobile commerce solution for far less than the cost of developing their own mobile infrastructure. The Mobile Merchant Marketplace allows customers to browse through vendor-branded Internet stores, using mobile phones, PDAs and interactive pagers, and to search for products by using barcode numbers, merchants’ proprietary SKUs, catalog numbers or any other merchant-specific identifiers. Products can then be purchased wirelessly directly from the selected merchant using BarPoint’s mobile wallet, or products can be saved to users’ personalized gift and wish lists through My BarPoint services. While we have received positive reactions to our technology platform from many retailers, we have not been able to generate any meaningful revenue from the Mobile Merchant Marketplace program. At present, we do not anticipate that we will be able to generate any meaningful revenue from operations, and, as discussed below, we are seeking alternatives.

The rate of adoption of wireless Internet devices, as well as the market for wireless consumer shopping services, has not developed at the pace we expected. Understanding the potential limitations of our business model in the current environment, we continue to explore various strategic alternatives to maximize shareholder value, including the enforcement and licensing of our issued patent, the active pursuit of strategic opportunities for our mobile commerce and database technology platforms, pursuit of new business direction as well as the potential to sell some or all of our principal operating assets.

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

On June 3, 1999, Harmat acquired all of the shares of BarPoint.com, Inc., a Florida corporation, known as BarPoint-Florida that was founded in October 1998. The transaction was accounted for as a reverse acquisition, as if BarPoint-Florida had acquired Harmat, because the stockholders of BarPoint-Florida owned a majority of Harmat’s outstanding common stock after the transaction. Following the acquisition, we changed our name from The Harmat Organization, Inc. to BarPoint.com, Inc. and continued to develop our current line of business which was originated by BarPoint-Florida. The Florida corporation that we acquired is now our wholly owned subsidiary.

On November 5, 1999, we acquired Synergy Solutions, Inc., which creates commercial applications for Palm Computing devices. Synergy Solutions’ products have been sold at major on-line, retail, and catalog software vendors. Synergy handled the development of software applications and mobile solutions for BarPoint, as well as general applications for mobile devices. Today our Synergy Solutions branded products are being maintained and sold by a third party paying royalties to BarPoint. We do not maintain any dedicated staff for the Synergy business.

BarPoint is in the development stage as of December 31, 2002 for financial reporting purposes. Historically, revenues have been generated from software sales by Synergy Solutions, a wholly owned subsidiary. During 2002, Synergy sales were declining and did not cover the cost of operating an active support and development staff. As part of our downsizing and restructuring, we eliminated the in-house staff related to support and development of the Synergy products. With that in mind, we entered into an agreement with Zero Sixty, Inc. to manage and support our Synergy business and pay us on a royalty basis. Zero Sixty, Inc. has a royalty-based exclusive license to the Synergy assets. In addition, they have certain rights to acquire the Synergy assets by paying off a limited recourse note in the amount of $111,500 bearing interest at 4.75% and providing us with a one-year trailing royalty on revenues from the Synergy assets. To date, no royalties have been received under this agreement. In fiscal 2001 BarPoint began to generate revenues from our principal operations, however revenues to date from principal operations have not been significant. Based on the current market environment, we do not expect revenues from the BarPoint online and wireless product information and shopping services to develop and grow during 2003.

Industry Overview

We believe that as wireless networks continue to improve and mobile handsets and devices continue to become more capable and user friendly in design, there is the potential for growth in mobile commerce and the use of mobile devices to access information from the Internet. As this wireless market continues to develop, more and more retailers and business may desire services such as those covered by BarPoint’s patent and technology. However, there is no clear timetable as to when the adoption of wireless commerce will reach commercially viable levels. In the foreseeable future, we see no likelihood that we will be able to generate meaningful revenues from operations and we have scaled back or eliminated most of our marketing activities.

Strategy

Given the softness in the mobile commerce marketplace, our strategy is not to rely on the potential for recurring revenue from our technology platform, software and services. Instead we have been aggressively reducing our operating expenses in order to preserve capital while we actively seek and evaluate strategic alternatives. Such alternatives may include the sale of some or all of our principal operating assets. In addition, our strategy is to explore opportunities to enforce and license our portfolio of issued and pending patents related to the core BarPoint technology. We recently entered into a patent license agreement with Fullplay Media Systems after filing a patent infringement lawsuit against them. The effectiveness of the license agreement is pending court approval. We intend to seek license agreements with other parties and in the process may file additional patent infringment lawsuits in order to protect our intellectual property.

Technology

Our mobile commerce platform utilizes patented “reverse search” technology that enables consumers to access our Internet database and search for product-specific information using a unique product identifier such as a UPC barcode number. When a UPC barcode number is entered, our technology and database is used to first identify the item, as well as its manufacturer and product category. Then, using that information, our search technology collects a wide range of product details, links and related information. All of this information is returned to the consumer on our search results page on any device. Our platform recognizes the device making a request and automatically presents search results in a format appropriate for the particular device’s screen and memory capabilities. Our secure mobile wallet allows users to register one time and then make secure purchases from any Internet device. Our personalized “My BarPoint” services allow a user to save items on customized “want” and

“have” lists, and seamlessly create, access and modify those lists from any device. Additionally, our DIGS technology allows us to accept large numbers of data feeds in almost any format and automatically scrub, validate and process those feeds into almost any other format. Other features of our DIGS technology include attribute ranking, which allows us to select the best content for a particular product from multiple sources so that our search results page presents the best possible content for the product.

Currently, our website is hosted on Unix based equipment from Sun Microsystems and our primary database is stored using Oracle 8i software. The server equipment is located in Ft. Lauderdale, Florida.

Sales and Marketing

We have very limited sales and marketing activities. Our strategy is primarily focused on enforcing and licensing our intellectual property as well as seeking and evaluating strategic alternatives for BarPoint. Historically, our revenues have been derived mainly from the sale of software applications, and some of those applications continue to be sold through a third party that pays a royalty to BarPoint.

Research and Development

Research and development expenses were approximately $0 and $704,000 for the years ended December 31, 2002 and 2001, respectively. Research and development expenses in 2001 were primarily due to development of our product database, content and technology infrastructure. During the year ended December 2002, no additional research and development expenses were incurred due to the fact that our website infrastructure was completed in 2001, and no additional development projects have been undertaken since then.

Intellectual Property

Our ability to implement our current strategy depends significantly on our proprietary technology. We have one issued patent and have applied for five pending patents related to our technology. These pending patents may not be issued, or if issued they may not be upheld against challenges. In addition, we rely on copyright, trademark and trade secret laws and confidentiality agreements with our employees and third parties to protect our intellectual property. We have applied for registration of several trademarks, including the BarPoint name, our logo, M3 and DIGS in the United States and may seek to register additional service marks and trademarks as appropriate.

In August 2002, we were issued US Patent No. 6,430,554 for our “ Interactive System For Investigating Products on a Network.” The patent protects technology related to the utilization of unique identifiers such as UPC numbers, barcodes, manufacturers’ codes and other coded input to gather product-related information from a database and the Internet from both wired and wireless devices. We have entered into a patent license agreement with Fullplay Media Systems after filing a patent infringement lawsuit against them. The effectiveness of the license agreement is pending court approval. We intend to seek license agreements with other parties and in the process may file additional patent infringment lawsuits in order to protect our intellectual property.

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

Companies in the computer software industry frequently resort to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. This type of litigation, even if we are successful, could be time-consuming and expensive, divert management’s attention, cause product or service delays or require us to enter into royalty or licensing agreements on terms that may not be acceptable to us. A successful claim of infringement against us could materially adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2002, we had 7 full-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

ITEM 2.         Properties

Our corporate headquarters are currently located in Fort Lauderdale, Florida. We lease approximately 5,000 square feet of space in Fort Lauderdale, Florida under a lease that runs on a month-to-month basis, requiring 30 days notice to terminate by either party.

ITEM 3.         Legal Proceedings

On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between us and VisualTek, dated August 15, 2000. VisualTek requested relief against us for “breach of contract,” “quantum meruit” and “common counts.” We raised counterclaims against VisualTek for damages. On May 14, 2002 VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division and the arbitration proceeding was automatically stayed. By notice dated January 30, 2003 the trustee of the bankruptcy estate informed all relevant parties that the trustee proposed to enter into a settlement agreement with BarPoint to resolve all claims in the action. In sum, the settlement provides for our release from the action in return for a $ 25,000 cash payment and dismissal of our counterclaims. No party filed an objection to the trustee’s notice within the permitted period; thus, an order formalizing the settlement has been submitted for the court’s prompt execution. We expect the payment to be made and the case to be formally closed near the end of first quarter 2003, or in the early part of the second quarter of 2003.

On November 20, 2002, we filed suit against Fullplay Media Systems, Inc. and Trans World Entertainment Corp. for infringement of our U.S. Patent No. 6,430,554, “Interactive System for Investigating Products on a Network”, (known as the 554 Patent). The case was filed in the United States District Court for the Southern District of Florida. We allege that certain multimedia kiosk-type listening and viewing stations made, used, and/or sold by the defendants infringes upon the ‘554 Patent. On March 18, 2003 the parties agreed to settle the case by execution of a license and settlement agreement. The agreement has been signed by both parties and has been submitted to the court for approval. Fullplay subsequently filed bankruptcy in the United States bankruptcy court, western district of Washington at Seattle. It has not been determined what effect, if any such filing will have on the agreement.

On or about December 23, 2002, one of our former employees, filed suit against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The former employee alleges that he is owed certain payments based upon several theories, including breach of contract, breach of employment agreement, and breach of change in control agreement. The former employee claims damages of approximately $175,000 plus certain other statutory damages. We believe all of the claims are without merit and intend to vigorously defend the suit. On or about January 28, 2003, we removed the case to the United States District Court for the Southern District of Florida. On or about February 4, 2003, we filed an answer with defenses and asserted counterclaims for breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment. We believe our damages exceed those claimed by the former employee. The court has scheduled an initial planning and scheduling conference for April 25, 2003.

During the fourth quarter, we became aware that a default judgment had been entered against Harmat Homes, Inc., a non-operating subsidiary of BarPoint. We acquired  Harmat Homes as a result of the 1999 reverse acquisition transaction with The Harmat Organization, Inc. Harmat Homes, Inc. has no assets of which we are aware and has not operated since prior to the reverse acquisition. The judgment was entered on April 22, 2002 as a result of a third-party claim by a defendant against Harmat Homes, Inc. in a case pending in the Supreme Court, State of New York, Suffolk County. The case relates to an alleged injury that occurred in 1999. Any damages against Harmat Homes, Inc. will not be calculated and assessed until the trial process is completed. As a result, BarPoint is unable to predict the extent to which Harmat Homes, Inc. may be found liable. In any event, BarPoint is not a party to the action and no claim has been made with respect to us. We do not believe that BarPoint should have any liability associated with the matter.

ITEM 4.         Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.         Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “BPNT.” Before June 27, 2000, our common stock was traded on the OTC Bulletin Board under the symbol BPNT.OB. Before we changed our name to BarPoint, our common stock traded on the OTC Bulletin Board under the symbol HMAT. Our common stock began public trading on September 9, 1996. The following table sets forth the high and low bid quotations for our common stock:

Fiscal Year	High		Low

2002
First Quarter	$0.53		$0.25
Second Quarter	$0.39		$0.18
Third Quarter	$0.23		$0.13
Fourth Quarter	$0.23		$0.10

2001
First Quarter	$1.94		$0.53
Second Quarter	$0.79		$0.27
Third Quarter	$0.49		$0.21
Fourth Quarter	$0.53		$0.26

Transition 10/1/2000 — 12/31/00
First Quarter	$3.22		$1.00

2000
First Quarter	$14	1/8	$4	3/4
Second Quarter	$28		$8	1/2
Third Quarter	$17	3/4	$4	11/16
Fourth Quarter	$6		$3

The above quotations prior to June 27, 2000, reflect inter-dealer prices, without retail mark-up, mark-down or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stocks, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of March 21, 2003, there were 151 holders of record of our common stock.

Dividend Policy

In November 2001, we announced a plan to utilize excess capital for future strategic uses including investments, acquisitions or for distribution to the shareholders. Such excess capital is available for use if deemed appropriate by BarPoint.com, Inc. In conjunction with the decision to utilize excess capital for the benefit of our shareholders, our board of directors approved the declaration of a dividend of $0.12 per common share (approximately $2.3 million) which was paid on January 14, 2002 to shareholders of record as of December 24, 2001. On May 6, 2002, we announced a $0.12 per common share cash dividend to shareholders. The dividend of $0.12 per common share (approximately $2.3 million) was paid on June 14, 2002, to shareholders of record as of

May 30, 2002.

We may in the future return additional amounts of preserved capital to the shareholders in the form of dividends but currently have no plan to do so.

Issuances of Unregistered Securities

During the year ended December 31, 2002 we did not issue any unregistered securities.

ITEM 6.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BarPoint is an online and wireless product information and shopping service provider which also developed mobile device software applications for consumers and businesses. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In August 2002, we were issued US Patent No. 6,430,554 for our “ Interactive System For Investigating Products on a Network.” BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that we obtained through data feeds from retailers, manufacturers and data aggregators. In order to handle the large amounts of products and data feeds, BarPoint has also developed sophisticated automated data aggregation and integration processes to accept data in any format, scrub and validate the data, and output the data in any format.

Although infrastructure is in place to conduct our principal operations, BarPoint has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices, which were sold during 2001 and 2002. The sale of these devices, which generated the majority of revenues for 2002 and 2001, were not related to our core business and such inventory has been completely liquidated. All of the sales of these devices were to one customer, Office Depot, which accounted for more than 50% of revenues during the years ended December 31, 2002 and 2001, respectively. The remaining sales were derived from Synergy Solutions software sales. In September 2002, we granted Zero Sixty, Inc. an exclusive license to the Synergy assets. To date, no royalties have been received under this agreement. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations from our current business plan is not likely in the current environment and we are exploring strategic alternatives.

BarPoint began operations as a development stage company in October 1998. We became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ-SmallCap market in June 2000. The preview website was launched in December 1999 and a product with expanded functionality was introduced in October 2000. Between June 1999 and April 2000, BarPoint was able to generate approximately $50 million in cash, primarily for the sale of our securities and marketable securities we held, to support development, infrastructure investment and rollout of the BarPoint service. From June through August 1999, we issued 4,499,868 shares of BarPoint common stock in private placements to accredited investors for gross proceeds of approximately $6.2 million. In March 2000, we sold marketable securities obtained in the reverse acquisition of Harmat for approximately $24.7 million. In April 2000, we issued 1,477,500 shares of BarPoint common stock in private placements for gross proceeds of approximately $17.7 million.

On August 8, 2001, we announced that we were beginning the implementation of a restructuring plan to reduce our overhead, streamline operations and enhance shareholder value. During the third quarter of 2001, the country, the economy and BarPoint were all tremendously impacted by the tragic events of September 11th. While business conditions in the primary markets served by BarPoint were soft prior to the terrorist attacks, they have deteriorated further in the aftermath. Visibility regarding the size of the market opportunity and the rate of growth in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion has been impaired substantially. As a result of the economic uncertainty, in November 2001 we accelerated the implementation of our restructuring program to enhance shareholder value both short and longer term. The restructuring program is designed to accomplish the following objectives:

•         Reduce overhead and operating costs substantially until market conditions improve.

•         Reduce the capital required to fund the core BarPoint business, allowing us to preserve a substantial amount of capital for future strategic uses, including potential dividends, investments, or acquisitions.

•         Protect BarPoint’s proprietary technology and products until the market for our products and services develops.

To lower overhead and operating costs, we reduced our headcount from 82 as of January 1, 2001 to 21 as of December 31, 2001 to 7 as of December 31, 2002. Our management has substantially completed its restructuring program to significantly reduce operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. In the quarter ended June 30, 2002 we terminated our Deerfield Beach, Florida headquarters lease and vacated the premises in June 2002. We have entered into a short-term lease for space in Fort Lauderdale, Florida and as a result have substantially completed our restructuring plan. At December 31, 2002, we had total assets of approximately $6.5 million and total liabilities of approximately $1.1 million, with approximately $5.7 million in cash and cash equivalents and approximately $180,000 in marketable securities. With the completion of management's restructuring plans, we have substantially reduced our cash burn rate. This has allowed us to preserve capital for future uses, including dividends, investments, or acquisitions. We believe that we have adequate capital for the next year; however we may require additional capital prior to the end of such period due to unforeseen events.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Impairment of long-lived assets. Our long-lived assets include property and equipment, software development costs and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. When these estimates change we are required to record impairment charges against these respective assets.

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

Results of Operations

Revenues for the year ended December 31, 2002 were $449,777. BarPoint’s revenues for the year were from BarPoint services and related sales, the majority of which was related sales of scanning devices the remaining sales were software sales by Synergy Solutions, a wholly owned subsidiary offering applications for mobile devices. Revenues for the year ended December 31, 2001 were $1,651,557, the majority of those revenues were from BarPoint services and the related sales of scanning devices, the balance was generated from the sale of Synergy solutions software products. There were no revenues during the fourth quarter of 2002 due to the fact that we had licensed the Synergy Solutions software and sold all remaining scanning devices prior to the fourth quarter, compared to revenues of $192,347 for the fourth quarter of 2001. Approximately 82% of our revenue in the fourth quarter of 2001 came from BarPoint services and related sales of scanning devices.

For the year ended December 31, 2002, BarPoint reported net losses of $10,071,454, or $0.54 per share basic and diluted. For the year ended December 31, 2001, BarPoint reported net losses of $15,330,692 or $0.88 per share basic and diluted. Net loss for the year ended December 31, 2002 resulted primarily from operating expenses of $11.0 million including non-cash impairment charges on fixed assets of approximately $2.2 million as well as restructuring charges of approximately $1.2 million offset by gross profit of approximately $94,000, interest and other income of approximately $626,000, which consisted primarily of the receipt of a legal settlement of approximately $229,00 from our former website hosting company and the reversal of a an approximately $169,000 liability accrued for a rebate program related to the sales of scanning devices which expired in the fourth quarter of 2002. In addition, we recorded an income tax benefit of approximately $252,000. Net loss for the year ended December 31, 2001 of $15,330,692 or $0.88 per share basic and diluted resulted primarily from operating expenses of $18.7 million including restructuring charges of approximately $815,000 offset by gross profit of approximately $696,000, interest income of approximately $760,000 and income tax benefits of $1.9 million.

For the year ended December 31, 2002, losses from operations were $10,949,673 as compared to the year ended December 31, 2001, losses from operations which were $18,031,005. The decrease in operating losses from the year ended December 31, 2002 versus the year ended December 31, 2001 of approximately $7.1 million are attributable to a decrease in salaries and benefits expenses of approximately $4.2 million which is the result of headcount reductions which began in fiscal 2001. Other significant operating costs which have been reduced to contribute to the overall operating expense reductions for the year ended December 31, 2002 versus the year ended December 31, 2001 are decreases in, web site management costs of $1.1 million, research and development expense of approximately $704,000, facilities costs of approximately $600,000, marketing costs of approximately $347,000, professional fees of approximately $335,000, public and investor relations costs of approximately $290,000 and travel related expenses of approximately $240,000. These reductions were offset by non-cash fixed asset impairment charges of approximately $2.2 million in 2002. These impairment charges are reflected in selling, general and administrave expense on our consolidated statement of operations and are the result of our evaluation of the carrying values of our long-lived assets, specifically, website infrastructure and computer equipment. We believe that the new carrying values of these assets fairly reflect the value and we will continue to evaluate them going forward. As the result of the changes stated above as well as the substantial completion our restructuring program we have been able to greatly reduce overall costs to operate our business.

Selling, general and administrative expenses were $7,420,835 for the year ended December 31, 2002 and $14,804,577 for the year ended December 31, 2001. The decreases in selling, general and administrative expenses are primarily due to a decrease in salaries and benefits expenses of approximately $4.2 million which is the result of headcount reductions which began in fiscal 2001. The decrease also reflects the decreased web site management, facilities and administration costs described in the paragraph above. The reduction from 2002 as compared to 2001 is offset by the non-cash impairment charges of approximately $2.2 million described above.

Marketing and advertising expenses, which are included in selling, general and administrative expenses, were $44,313 for the year ended December 31, 2002 as compared to $391,009 for the year ended December 31, 2001. Advertising expenses were primarily related to developing brand recognition. The decrease in marketing and advertising expense for the year ended December 31, 2002 of approximately $347,000 versus the year ended December 31,2002 is primarily the result of our streamlined operations.

Research and development expenses were $0 for the year ended December 31, 2002 as compared to $703,874 for the year ended December 31, 2001. Research and development expense relates to the planning stage activities for Web infrastructure development or enhancements. The majority of our development spending relates to web site application and development activities, which were capitalized under accounting principles generally accepted in the United States of America. During the year ended December 2002, no additional research and development expenses were incurred due to the fact that our website infrastructure was completed in 2001, and no additional development projects have been undertaken since then.

Interest income was $125,055 for the year ended December 31, 2002 as compared to $694,538 for the year ended December 31, 2001. The decrease in interest income of approximately $569,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is due to the decrease in cash balances resulting from operating losses over the last twelve months as well as the steep decline in interest rates over the same period. The interest was earned from the investment of cash balances in money market funds, government securities and investment grade commercial paper.

Other income consisted of the receipt of a legal settlement related to a lawsuit against our former website hosting company in the amount of $229,500, the reversal of a liability accrued for a rebate program related to the sales of scanning devices which expired in the fourth quarter of 2002 of approximately $169,000 and the recovery of charged off receivables of approximately $37,000. In addition, during the year ended December 31, 2002 we recorded capital gains of approximately $46,000 on the sale of marketable securities, namely 30,000 shares of Socket Communications common stock. For the year ended December 31, 2001 other income of approximately $24,000 consisted primarily of gains on the sale of 15,000 common shares of Socket Communications.

Liquidity and Capital Resources

At December 31, 2002, we had total assets of approximately $6.5 million and total liabilities of approximately $1.1 million, with approximately $5.7 million in cash and cash equivalents and approximately $180,000 in marketable securities. With the substantial completion of management’s restructuring program detailed above, we have substantially reduced our cash burn rate. This has allowed us to preserve capital for future strategic uses, including dividends, investments, or acquisitions. Cash and cash equivalents decreased approximately $6.9 million from December 31, 2001 to December 31, 2002 due to cash used in operating activities of approximately $2.5 million and cash used by financing activities of approximately $4.5 million which was attributable to the payment of common stock dividends made in 2002.

For the year ended December 31, 2002, we used cash in operating activities of $2,476,609 as compared to $7,895,962 for the year ended December 31, 2001. The decrease in cash used in operating activities of approximately $5.4 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 relates primarily to the streamlining of operations in late 2001 which continued during 2002 as described above.

For the year ended December 31, 2002, net cash provided by investing activities was $124,807 consisting primarily of proceeds from sales of marketable securities and proceeds from sales of fixed assets. For the year ended December 31, 2001, net cash used by investing activities was $2,478,707 consisting primarily of software development, purchased software and computer equipment.

For the year ended December 31, 2002, net cash used in financing activities was $4,535,574 and consisted primarily of the payment of common stock dividends of approximately $4.5 million. For the year ended December 31, 2001, net cash provided by financing activities was $189,110 and consisted of repayments of capital lease obligations of approximately $129,000 offset by proceeds from the exercise of stock options of approximately $306,000.

We believe that cash and cash equivalents and marketable securities at December 31, 2002 will be adequate to cover operating expenses for the next year. With the completion of our restructuring program we have significantly reduced operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. This combined with further efforts to reduce operating expense and cash burn rate satisfy management that cash and cash equivalents and marketable securities at December 31, 2002 will cover operating expenses for the next year. However, we may require additional capital prior to the end of such period due to unforeseen circumstances.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING
STATEMENTS

This Form 10-KSB contains certain “forward looking statements” which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed below under “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock.”

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

We have incurred net losses of approximately $24.6 million from our inception through December 31, 2002. Prior to our acquisition of Synergy Solutions in November 1999, we had no revenues. We expect to continue to incur operating losses in the foreseeable future due to the costs associated with general and administrative expenses. We are unable to assure our stockholders that we will achieve operating profitability, or sustain it if attained in the future. Substantially all of our revenues for the years ended December 31, 2002 and 2001 were derived from the sale of scanning devices and software applications which is not our primary business.

We have not determined what strategic alternative to our current online and wireless business to pursue.

We have not identified and have no commitments to enter into or acquire a specific business opportunity. Therefore, we are unable to fully describe the risks of the strategic alternative we will ultimately pursue. Any strategic alternative we do pursue will likely be quite risky and may result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful.

Our patent may not be upheld against challenges.

We have one issued patent and have applied for five pending patents related to our technology. Part of our current strategy involves pursuing licensing agreements under our issued patent by instituting lawsuits, if necessary. If our current patent or any future patent is not upheld against challenges that arise from this strategy or otherwise, we will be unable to continue to pursue this strategy and our business and results of operations will be materially adversely affected. In pursuing this strategy we may need to engage in costly litigation to enforce and defend our patents with no assurance of success. Any challenges to the validity of our current and future patents and patent applications may result in requests or mandates to modify our systems accordingly or even discontinue our operations.

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

Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

Our current officers and directors can act together to significantly influence the actions of our company.

As of December 31, 2002, our executive officers and directors own a total of 2,691,729 shares, representing approximately 14.4% of our outstanding common stock. In addition, Leigh Rothschild, our Chairman of the Board, holds three shares of Series A Preferred Stock that vote with the common stock and have a total of 671,766 votes. Jay Howard Linn, one of our directors, is the trustee of Irrevocable Trust No. III, the beneficiaries of which are Mr. Rothschild and his family members and which owns 4,593,239 shares of our common stock. Mr. Linn is also the trustee of the Rothschild Children Present Interest Trust, the beneficiaries of which are members of Mr. Rothschild’s family, which owns 156,736 shares of our common stock. Mr. Linn disclaims all beneficial ownership of these shares. Including the shares held by the trusts, our executive officers and directors control approximately 37.1% of the vote. As a result, our officers and directors are able to significantly influence the election of directors and the outcome of other matters that come before the stockholders. They may defeat a proposed merger or acquisition which some of our stockholders may consider to be in their best interest. Management’s stock ownership and voting control may also discourage potential acquirers from making a tender offer or other proposal to obtain control of our company, even at a premium to the then prevailing stock price.

We may continue to be unable to compete successfully in the highly competitive Internet consumer business or in our merchant targeted business.

The Internet consumer market is a new and rapidly emerging area. We face competition from a number of established competitors who offer consumer goods and items on the Internet, including Yahoo, Lycos and Excite, which provide search engines to potential consumers. In addition to these search engines comparative price shopping websites also compete with us, including Mysimon.com, E-compare, Dealtime.com, Qode and Infospace.com. These websites offer comparative price shopping services similar to ours and are expected to be among our main competitors. With regard to our Mobile Merchant Marketplace, although there are few, if any, similar turnkey solutions, we compete with a wide range of companies that offer various levels of mobile enablement software and services, including Air2Web, Mobilian, 2 Roam, and many others, as well as numerous technology integrators who can build a custom wireless solution. Many of our competitors have greater financial, technical, marketing and other resources. We expect competition to intensify in the future. As the Internet continues to supplement traditional ways of shopping and consumer spending, we believe that the companies involved in providing online consumer information, comparative price shopping and mobile enablement software and services, will increase their efforts to develop services and marketing programs that compete with our approach. We are unable to anticipate which other companies are likely to offer competitive services and marketing approaches in the future.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since January 1, 2002, our stock price has ranged from $0.10 to $0.53. The market price for our common stock may be significantly affected by such factors as our financial results, changes in technology, changes in the Internet, new competition, consumer demands, a shift in products that carry our technology or any change in consumer spending habits.

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

ITEM 8.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required in response to this item is incorporated by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.       Executive Compensation

The information required in response to this item is incorporated by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.       Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The information required in response to this item is incorporated by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.       Certain Relationships And Related Transactions

The information required in response to this item is incorporated by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.       Exhibits and Reports on Form 8-K

(a)(1)   Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-KSB.

(a)(2)   Financial Statement Schedules

None

(a)(3+)	Exhibits

3.1	Registrant’s Articles of Incorporation as amended to date, incorporated herein by Reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2, File No. 333-3501.

3.2

Registrant’s Certificate of Amendment to the Certificate of Incorporation of the Registrant authorizing the Series A Preferred Stock, incorporated herein by Reference to Exhibit 6 to the Registrant’s Report on Form 8-K on June 3, 1999.

3.3

Registrant’s Certificate of Amendment to the Certificate of Incorporation of the Registrant changing the name of the corporation, incorporated herein by Reference to Exhibit 1 to the Registrant’s Report on Form 8-K on June 15, 1999.

3.4

Registrant’s Certificate of Amendment to the Certificate of Incorporation of the Registrant changing the number of authorized shares, incorporated by reference to the Registrant’s Report on Form 10-KSB for the year ended September 30, 2000.

3.5	Registrant’s Amended and Restated By-Laws, incorporated by reference to the Registrant’s Report on Form 10-KSB for the year ended September 30, 2000.

4.1	Form of Common Stock Certificate, incorporated herein by Reference to Exhibit 4.1 to Registrant’s Registration Statement on Form SB-2, File No. 333-3501.

4.3	Form of Representative’s Purchase Option, incorporated herein by Reference to Exhibit 4.4 to Registrant’s Registration Statement on Form SB-2, File No. 333-3501.

4.4	Registrant’s 1996 Stock Option Plan incorporated herein by Reference and as amended June 19, 1997 (Exhibit 4.5 to Registrant’s Registration Statement on Form SB-2, File No. 333-3501).

4.5	Registrant’s 2000 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, File No. 333-63894.

4.6	Registrant’s Amended and Restated Equity Incentive Plan, incorporated herein by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, File No. 333-52036.

10.2	Employment Agreement between the Registrant and Leigh M. Rothschild, incorporated herein by Reference to Exhibit 10.2 to the Registrant’s Report on Form 10-QSB for the quarter ended March 30, 2000.

10.3	Employment Agreement between the Registrant and Jeffrey W. Sass, incorporated herein by Reference to Exhibit 10.3 to the Registrant’s Report on Form 10-QSB for the quarter ended March 30, 2000.

10.5

Form of Change in Control Agreement between the Company and certain executive officers, incorporated herein by reference to Exhibit 10.1 to the Registrant’s report on Form 10-QSB for the quarter ended June 30, 2001.

10.6

Separation Agreement, dated December 17, 2001 between the Company and John C. Macatee. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2001.

10.7

Amendment, dated June 19, 2001, between the Company and Leigh Rothschild. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2001.

10.8

Amendment, dated June 19, 2001, between the Company and Jeffrey W. Sass. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2001.

10.9

Second Amendment to Employment Agreement, dated March 1, 2002, between the Company and Leigh Rothschild. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2001.

10.10

Second Amendment to Employment Agreement, dated March 1, 2002, between the Company and Jeffrey W. Sass. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2002.

10.11	Form of Restricted Stock Agreement with Directors. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2002.

10.12	Form of Restricted Stock Agreement with Executives. Incorporated by reference to the exhibit of the same number on the registrant’s report on Form 10-KSB for the year ended December 31, 2002.

10.13

Addendum to Change in Control Agreement dated April 30, 2002 between BarPoint.com, Inc. and Jeffrey S. Benjamin, incorporated herein by reference to the registrants report on Form 10-QSB for the quarter ended March 31, 2002.

21	Subsidiaries of the Registrant

23.1	Consent of Kaufman Rossin & Co., P.A.

23.2	Consent of Deloitte & Touche LLP

23.3	Consent of Deloitte & Touche LLP

99.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K

1. None.

Item 14.          Controls and Procedures

Our principal executive officer and principal financial officer have within 90 days of the filing of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARPOINT.COM, INC.
By:	/s/ JEFFREY W. SASS

Jeffrey W. Sass President and Chief Executive Officer

Dated: March 28, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ LEIGH M. ROTHSCHILD	Chairman of the Board of Directors	March 28, 2003

Leigh M. Rothschild

By:	/s/ JEFFREY W. SASS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

Jeffrey W. Sass

By:	/s/ JEFFREY S. BENJAMIN	Chief Financial Officer (Principal Financial Officer)	March 28, 2003

Jeffrey S. Benjamin

By:	/s/ JOHN C. MACATEE	Director	March 28, 2003

John C. Macatee

By:	/s/ DAVID W. SASS	Assistant Secretary and Director	March 28, 2003

David W. Sass

By:	/s/ JAY HOWARD LINN	Director	March 28, 2003

Jay Howard Linn

By:	/s/ GEORGE M JAHN	Director	March 28, 2003

George M Jahn

By:	/s/ MARGUERITE W. SALLEE	Director	March 28, 2003

Marguerite W. Sallee

CERTIFICATION

I, Jeffrey W. Sass, Chief Executive Officer of BarPoint.com, Inc., certify that:

1.        I have reviewed this annual report on Form 10-KSB of BarPoint.com, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ JEFFREY W. SASS

Jeffrey W. Sass Chief Executive Officer

CERTIFICATION

I, Jeffrey S. Benjamin, Chief Financial Officer of BarPoint.com, Inc., certify that:

1.        I have reviewed this annual report on Form 10-KSB of BarPoint.com, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ JEFFREY S. BENJAMIN

Jeffrey S. Benjamin Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page

INDEPENDENT AUDITORS’ REPORTS	F-2 – F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4

Consolidated Statements of Operations for the Year Ended December 31, 2002, the Year Ended December 31, 2001, and for the period from October 1, 1998 (date of inception) through December 31, 2002	F-5

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2002, the Year Ended December 31, 2001 and for the period from October 1, 1998 (date of inception) through December 31, 2002

F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2002, the Year Ended December 31, 2001 and for the period from October 1, 1998 (date of inception) through December 31, 2002	F-8 – F-9

Notes To Consolidated Financial Statements	F-10 – F-23

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of BarPoint.com, Inc.

We have audited the accompanying consolidated balance sheet of BarPoint.com, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from October 1, 1998 (date of inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated financial statements for the period from October 1, 1999 through December 31, 2001 were audited by other auditors whose report, dated March 19, 2002, expressed an unqualified opinion on those statements. The Company’s consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 (as restated) were audited by other auditors whose report, dated December 15, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of BarPoint.com, Inc. and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the year then ended and for the period from October 1, 1998 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN ROSSIN & CO., P.A.

Miami, Florida
February 24, 2003

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of BarPoint.com, Inc.

We have audited the accompanying consolidated balance sheet of BarPoint.com, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 and (not included herein) the related consolidated statements of operations, stockholders’ equity and cash flows for the period from October 1, 1998 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 (as restated) were audited by other auditors whose report, dated December 15, 1999, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 reflect no revenues and a net loss of $438,595 of the related totals. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001, and for the period from October 1, 1998 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2001. As discussed in Note 1 to the consolidated financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
March 19, 2002

BarPoint.com, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,727,207	$12,614,583
Marketable securities	179,162	468,444
Restricted investments	—	1,500,000
Accounts receivable, net	—	394,761
Inventories, net	—	475,826
Prepaid expenses	206,249	332,788
Other current assets	128,725	152,300

Total current assets	6,241,343	15,938,702

PROPERTY AND EQUIPMENT	236,070	5,445,970

OTHER ASSETS
Goodwill, net of accumulated amortization	—	325,000
Other, net	—	46,471

Total other assets	—	371,471

TOTAL	$6,477,413	$21,756,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$447,291	$965,205
Dividends payable	—	2,234,586
Income taxes payable	475,520	478,424
Current portion of obligations under capital leases	201,054	144,451

Total current liabilities	1,123,865	3,822,666

OTHER LIABILITIES
Obligations under capital leases	—	142,305
Other long-term liabilities	—	112,500

Total other liabilities	—	254,805

TOTAL LIABILITIES	1,123,865	4,077,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $.001 par value; authorized 5,000,000 shares; 3 shares issued and outstanding	—	—
Common stock: $.001 par value; authorized 100,000,000 shares in 2002 and 2001; issued and outstanding 18,642,599 in 2002 and 18,630,599 in 2001	18,643	18,631
Additional paid-in capital	34,434,892	34,433,089
Deferred stock-based compensation	—	(82,242)
Deficit accumulated during development stage	(29,033,654)	(16,726,528)
Accumulated other comprehensive (loss) income	(66,333)	35,722

Total stockholders’ equity	5,353,548	17,678,672

TOTAL	$6,477,413	$21,756,143

See notes to consolidated financial statements

BarPoint.com, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended December 31,	Year Ended December 31,	For the Period from October 1, 1998 (date of inception), through December 31,

	2002	2001	2002

Revenue
BarPoint Services and related sales	$387,735	$1,248,978	$1,636,713
Applications	62,042	402,579	1,125,398

Total Revenue	449,777	1,651,557	2,762,111

Cost of sales	355,925	955,820	1,383,198

Gross profit	93,852	695,737	1,378,913

Operating Expenses:
Selling, general and administrative	7,420,835	14,804,577	38,823,650
Research and development	—	703,874	2,528,357
Depreciation and amortization	2,469,281	2,402,796	6,429,237
Restructuring charges	1,153,409	815,495	1,968,904

Total Operating Expenses	11,043,525	18,726,742	49,750,148

Loss from operations	(10,949,673)	(18,031,005)	(48,371,235)

Other Income:
Interest and other income	580,088	756,612	3,410,580
Net gains on sales of marketable securities	45,844	23,946	19,460,966

Total Other Income	625,932	780,558	22,871,546

Loss before income tax benefit	(10,323,741)	(17,250,447)	(25,499,689)
Income tax benefit	252,287	1,919,755	936,292

Net loss	$(10,071,454)	$(15,330,692)	$(24,563,397)

Loss per common share — Basic and Diluted	$(0.54)	$(0.88)	$(1.74)

Weighted average common shares outstanding — Basic and Diluted	18,634,431	17,478,090	14,153,787

See notes to consolidated financial statements

BarPoint.com Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2002, the Year Ended December 31, 2001, and the period from October 1, 1998 (date of inception) through December 31, 2002

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive (Loss) Income	Total

BarPoint.com, Inc. capitalization at inception		100	100	241,400					241,500
Reverse acquisition:
Shares outstanding and net assets of the Harmat Organization at June 3, 1999		2,662,500	2,662	4,525,668					4,528,330
Issuance of shares to BarPoint.com shareholders		6,633,942	6,534	(6,534)					—
Private Placements and Subscription note receivable		4,499,868	4,500	8,300,015		(750,000)			7,554,515
Exercise of Stock Options		50,000	50	17,450					17,500
Issuance of Preferred Stock	3	—		30					30
Comprehensive income(loss):
Change in unrealized Gain on Marketable Securities (Net of Income Tax Benefit of $376,459)								(1,015,665)	—
Net Loss							(438,595)		—
Total comprehensive loss									(1,454,260)

Balance - September 30, 1999	3	13,846,410	$13,846	$13,078,029	—	$(750,000)	$(438,595)	$(1,015,665)	$10,887,615

Common Stock Dividend - Record Date 6/2/99		878,770	879	(879)					—
Stock Options Exercised		12,186	13	4,581					4,594
Cancellation of all Class A and Class B Warrants in exchange for 325,000 common shares plus $50,000		325,000	325	(50,325)					(50,000)
Cashless exercise of Warrants		195,372	195	(195)					—
Warrants Exercised		97,339	97	434,309					434,406
Payment of Subscription Note Receivable						750,000			750,000
Issuance of Stock Options below Market Value				227,752					227,752
Issuance of Common Shares in exchange for services performed		26,660	26	86,979					87,005
Acquisition of Synergy Solutions, Inc.		75,000	75	628,050					628,125
Private Placements		1,477,500	1,478	16,929,519					16,930,997
Warrants issued in exchange for services performed				1,876,329					1,876,329

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive (Loss) Income	Total

Options issued as Settlement for a claim asserted				213,790					213,790
Comprehensive income (loss):
Change in unrealized Gain on Marketable Securities (Net of Income Tax Benefit of $1,545,721)								3,537,631
Net Income							4,067,511		7,605,142
Total comprehensive income

Balance September 30, 2000	3	16,934,237	16,934	33,427,939	—	—	3,628,916	2,521,966	39,595,755

Acquisition of Synergy Solutions, Inc.		75,000	75	201,525					201,600
Issuance of Common Shares as compensation		135,680	136	169,464					169,600
Issuance of Common Shares in exchange for services performed		5,161	5	16,108					16,113
Comprehensive loss:
Change in Unrealized Gain on Marketable Securities (Net of Income Tax benefit of $ 1,291,306)								(2,106,868)
Net loss							(2,790,166)
Total comprehensive loss									(4,897,034)

Balance December 31, 2000	3	17,150,078	17,150	33,815,036	—	—	838,750	415,098	35,086,034

Warrants issued in exchange for services performed				47,251					47,251
Issuance of Common Shares as compensation		545,938	546	199,078	(199,624)				—
Amortization of deferred compensation					117,382				117,382
Issuance of Common Shares in connection with Employee Stock Purchase program		43,084	44	11,376					11,420

Issuance of Common Shares in exchange for services		16,526	16	54,984					55,000
Stock Options Exercised		874,973	875	305,364					306,239
Comprehensive income (loss):

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive (Loss) Income	Total

Change in Unrealized Gain on Marketable Securities								(379,376)
Common Stock Dividend – Record Date 12/24/01							(2,234,586)		(2,234,586)
Net Loss							(15,330,692)
Total Comprehensive Loss									(15,710,068)

Balance December 31, 2001	3	18,630,599	$18,631	$34,433,089	$(82,242)	$—	$(16,726,528)	$35,722	$17,678,672

Amortization of deferred compensation					82,242				82,242
Issuance of Common Shares in connection with Employee Stock Purchase program		12,000	12	1,803					1,815
Comprehensive income (loss):
Change in Unrealized Gain on Marketable Securities								(102,055)
Common Stock Dividend – Record Date 5/24/02							(2,235,672)
Net Loss							(10,071,454)
Total Comprehensive Loss									(12,409,181)

Balance December 31, 2002	3	18,642,599	$18,643	$34,434,892	$—	$—	$(29,033,654)	$(66,333)	$5,353,548

See notes to consolidated financial statements.

BarPoint.com Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	Year Ended December 31, 2002	Year Ended December 31, 2001	For the Period from October 1, 1998 (date of inception) through December 31, 2002

OPERATING ACTIVITIES:
Net loss	($10,071,454)	($15,330,692)	($24,563,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,469,281	2,402,796	6,429,237
Impairment of property and equipment	2,189,433	—	2,189,433
Impairment of goodwill	325,000	406,840	731,840
Non-cash portion of restructuring charges	473,938	677,622	1,151,560
Amortization of warrants issued in exchange for services	—	716,125	1,923,578
Amortization of deferred stock-based compensation	82,242	117,382	199,624
Provision for doubtful accounts	—	154,505	154,505
Write-off of licensing fee	—	—	681,818
Inventory write-down	122,734	1,176,562	1,299,296
Issuance of common stock in exchange for services	—	55,000	158,118
Issuance of stock options as settlement of a claim	—	—	213,790
Issuance of stock options as compensation	—	—	169,600
Issuance of stock options below market price	—	—	227,752
Non cash administration expenses	—	—	30,498
Loss (Gain) on sale of property and equipment	55,539	8,436	40,109
Gain on sale of marketable securities	(45,844)	(23,946)	(23,591,060)
Impairment charges on marketable securities	—	—	4,109,219
Deferred income tax provision (benefit)	—	607,000	(849,910)
Changes in operating assets and liabilities:
Certificates of deposit	1,500,000	—	1,500,000
Accounts receivable	394,761	(399,162)	(154,505)
Income taxes receivable	(2,904)	1,427,240	28,381
Inventories	353,092	744,807	(1,049,975)
Prepaid expenses	126,540	294,041	(206,247)
Other assets	181,446	178,121	222,491
Accounts payable and accrued expenses	(630,413)	(1,108,639)	(592,493)

Net Cash Used in Operating Activities	(2,476,609)	(7,895,962)	(29,546,738)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	75,200	37,625	24,854,126
Purchases of property and equipment	(6,111)	(299,596)	(5,614,971)
Software development costs	—	(2,235,386)	(2,395,950)
Purchases of marketable securities	—	(32,260)	(2,203,964)
Proceeds from sale of property and equipment	55,718	50,910	280,244
Acquisition costs	—	—	(289,000)
Cash received in acquisition	—	—	628,227

Net Cash (Used in) Provided by Investing Activities	124,807	(2,478,707)	15,258,712

FINANCING ACTIVITIES:
Private placements of common stock	—	—	23,205,197
Proceeds from subscription receivable	—	—	750,000
Proceeds from exercise of warrants	—	—	434,406
Payment of capital lease obligations	(67,132)	(128,549)	(195,681)
Payment of common stock dividends	(4,470,257)	—	(4,470,257)
Payments to cancel warrants	—	—	(50,000)
Proceeds from sale of common stock to employees	1,815	11,420	13,235
Proceeds from exercise of stock options	—	306,239	328,333

Net Cash (Used in) Provided by Financing Activities	(4,535,574)	189,110	20,015,233

	Year Ended December 31, 2002	Year Ended December 31, 2001	For the Period from October 1, 1998 (date of inception) through December 31, 2002

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,887,376)	(10,185,559)	5,727,207
CASH AND CASH EQUIVALENTS - beginning of period	12,614,583	22,800,142	—

CASH AND CASH EQUIVALENTS - end of period	$5,727,207	$12,614,583	$5,727,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$—	$29,703	$4,400,591

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease	$—	$415,305	$415,305

Issuance of warrants in exchange for services	$—	$—	$1,876,328

Capitalized software development costs for services rendered by certain shareholders	$—	$—	$220,000

Product supply and technology license agreement acquired through issuance of common stock	$—	$—	$1,500,000

Non-cash administration expenses	$—	$—	$30,498

Finders fee applied to shareholder loan	$—	$—	$218,655

See notes to consolidated financial statements

BARPOINT.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND BASIS OF PRESENTATION

BarPoint.com, Inc. and subsidiaries (“BarPoint” or the “Company”) is an online and wireless product information and shopping service provider which also developed mobile device software applications for consumers and businesses. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In August 2002, the Company was issued US Patent No. 6,430,554 for its “ Interactive System For Investigating Products on a Network.” BarPoint has compiled an extensive product database of retail products with barcode numbers and related information that the Company obtained through data feeds from retailers, manufacturers and data aggregators. In order to handle the large amounts of products and data feeds, BarPoint has also developed sophisticated automated data aggregation and integration processes to accept data in almost any format, scrub and validate the data, and output the data in almost any format.

BarPoint is in the development stage as of December 31, 2002 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary (“Synergy”), however as part of its corporate restructuring the Company has substantially reduced its support of the Synergy product line and is currently outsourcing all Synergy related activities on a performance only basis. In fiscal 2001, BarPoint began to generate revenues from its principal operations, however continued softness in the wireless marketplace has hampered the Company’s ability to grow revenue during 2002. Although infrastructure is in place to conduct the Company’s principal operations, the Company has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices and Synergy software sales. Revenues to date from principal operations have not been significant. For the year ended December 31, 2002, 86% of the approximately $450,000 of revenues came from sales of scanning devices with the remaining 14% coming from Synergy software sales and related license and royalty fees. The sales of the scanning devices liquidated the Company’s remaining inventory of such scanning devices. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill development activities and achieving a level of revenues adequate to support BarPoint’s cost structure. However, while the Company believes that there are many future opportunities for its technology and intellectual property, it reiterates that business conditions in its primary markets continue to be soft, and visibility regarding the near-term and long-term opportunities in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion remains limited. In addition, there continues to be significant uncertainty regarding prospects for revenue growth in the current environment.

Understanding the potential limitations of its business model in the current environment, the Company continues to explore various strategic alternatives to maximize shareholder value, including the active pursuit of strategic opportunities for its mobile commerce and database technology platforms, pursuit of new business direction as well as the potential to sell certain or all of the Company’s principal operating assets.

BarPoint began operations as a development stage company in October 1998. It became a public corporation in June 1999 through the reverse acquisition of The Harmat Organization, Inc., whose name was then changed to BarPoint.com, Inc. BarPoint.com, Inc. began trading on the NASDAQ-SmallCap market in June 2000. The preview website was launched in December 1999 and the beginning of the expanded functionality was introduced in October 2000. Between June 1999 and April 2000, BarPoint was able to generate approximately $50 million in cash, primarily from the sale of its securities and marketable securities it held, to support development, infrastructure investment and rollout of the BarPoint service. From June through August 1999, the Company issued 4,499,868 shares of BarPoint common stock in private placements to accredited investors for gross proceeds of approximately

$6.2 million. In March 2000, the Company issued 1,477,500 shares of BarPoint common stock in private placements for gross proceeds of approximately $17.7 million.

On August 8, 2001, the Company announced the implementation of a restructuring plan to reduce overhead, streamline operations and enhance shareholder value. During that quarter, the country, the economy and BarPoint were all tremendously impacted by the tragic events of September 11th. While business conditions in the primary markets served by BarPoint were soft prior to the terrorist attacks, they have deteriorated further in the aftermath. Visibility regarding the size of the market opportunity and the rate of growth in key areas such as wireless Internet adoption, mobile commerce, handheld software applications, consumer scanning, and Internet advertising and promotion has been impaired substantially. As such, there is significant uncertainty regarding short-term prospects for future revenue growth.

2.       LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and marketable securities at December 31, 2002 will be adequate to cover operating expenses for the next year. With the completion of our restructuring program we have significantly reduced operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. This combined with further efforts to reduce operating expense and cash burn rate satisfy management that cash and cash equivalents and marketable securities at December 31, 2002 will cover operating expenses for the next year. However, we may require additional capital prior to the end of such period due to unforeseen circumstances.

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The financial statements reflect the financial position and results of operations of BarPoint.com, Inc. and its subsidiaries on a consolidated basis. The Company’s policy is to consolidate all majority-owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were approximately $5.3 million at December 31, 2002 and $12.1 million at December 31, 2001.

MARKETABLE SECURITIES

The Company accounts for its investments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; available-for-sale securities and trading securities.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2002 and December 31, 2001 all marketable securities were classified as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount of accumulated other comprehensive income, a separate component of stockholders’ equity, until realized. Management periodically evaluates the market value of securities to determine if other than temporary declines in value exist. Any decline in value which is deemed other than temporary is realized and recorded as impairment expense in the period identified.

INVENTORIES

Inventories are carried at the lower of cost or market. Cost is computed on a specific identification basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives are as follows:

Website infrastructure	3 years
Computer hardware, software and other equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Life of underlying lease

Software development costs primarily consist of payroll and related costs for website and order fulfillment system development, systems personnel, consultants, and other website and order fulfillment infrastructure costs. Software development costs are capitalized in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants (“AICPA”) in 1998. The Company adopted this statement effective October 1, 1999. SOP 98-1 requires the Company to capitalize certain payroll and payroll related costs and other costs that are directly related to the development of certain systems of the Company. The Company amortizes these costs on a straight-line basis over a period of three years, beginning upon completion of the development software. All costs that are not capitalized under SOP 98-1 are recorded as research and development expense. In March 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-2, Accounting for Website Development Costs. EITF 00-2 provides guidance on accounting for website development costs. The Company believes that its current accounting practices for website development costs comply with EITF 00-2.

LONG LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net discounted future cash flows expected to be generated from the asset.

WARRANTS ISSUED TO VENDORS

Deferred stock compensation cost consisted of the fair value of warrants and stock issued to vendors in connection with service agreements and software development projects. These amounts are recorded as prepaid expense in the financial statements. Amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the underlying agreements.

EARNINGS (LOSS) PER SHARE

SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

For the years ended December 31, 2002 and 2001, no effect was given to outstanding options and warrants since the effect would be antidilutive.

SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public companies to report selected segment information in its financial reports to shareholders. The Company has determined that it has only one reportable segment. BarPoint is an online and wireless product information and shopping service provider that also develops mobile device software applications for consumers and businesses.

GOODWILL

On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. for $100,000 cash and 150,000 shares of the Company’s common stock. Of the 150,000 shares, 75,000 were held in escrow subject to earn-out provisions of the acquisition agreement. In October 2000, an agreement was reached with the Synergy shareholders to waive all earn-out provisions in exchange for the release of the 75,000 shares of BarPoint common stock held in escrow. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $919,728 was recorded as goodwill. As of December 31, 2001, management had evaluated the carrying value of the goodwill recorded in the acquisition of Synergy and determined that the asset was impaired based on the expected cash flows to be generated over the next several years. Accordingly, an impairment charge of $406,840 had been recorded to reflect a new carrying value of the asset of $325,000 at December 31, 2001. The Company adopted certain provisions of SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 require the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassification; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill. Throughout the three month period ended June 30, 2002, management re-evaluated the carrying value of the remaining goodwill carried on the books and determined based on the projected discounted cash flows and direction the Company has taken that the goodwill is fully impaired. The Company recorded impairment charges in the quarter ended June 30, 2002 of $325,000, bringing the asset balance to zero. BarPoint believes that the new value fairly represents the value of the goodwill in the consolidated financial statements.

A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

For The Year Ended December 31,	For The Period From October 1, 1998 (Date Of Inception) Through December 31, 2002

	2002	2001

Reported Net Loss	($10,071,454)	($15,330,692)	($24,563,397)
Add-Back Goodwill Amortization, Net Of Tax	—	$96,939	$234,966

Adjusted Net Loss	($10,071,454)	($15,233,753)	($24,328,431)
Reported Basic Net Loss Per Share	($0.54)	($0.88)	($1.74)
Add-Back Goodwill Amortization		$0.01	$0.02

Adjusted Basic Net Loss Per Share	($0.54)	($0.87)	($1.72)

REVENUE RECOGNITION

Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from Synergy Solutions packaged software product sales to and through distributors and resellers is recorded when related products are sold to end users. Revenue from product sales on the Company’s website are recognized when the software is delivered to and paid for by the customer. Revenue from software product sales are recognized net of any discounts. The Company offers a 30 day return policy on all Synergy Solutions software product sales. For the years ended December 31, 2002 and 2001, more than 50% of the Company’s revenues were derived from a single customer, Office Depot.

COST OF SALES

Cost of sales includes direct costs to produce and distribute software products and direct costs to facilitate product sales on the Company’s Synergy Solutions Website and direct costs with respect to sales of Symbol SPT 1500 scanning PDAs.

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

MARKETING AND ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with SOP No. 93-7, Reporting on Advertising Costs. As such, advertising costs are expensed as incurred. Advertising expense was $44,313 and $391,009 for the years ended December 31, 2002 and, 2001, respectively. These amounts are included in the financial statements under selling, general and administrative expenses.

FAIR VALUE

The carrying amount of the Company’s financial instruments (cash and cash equivalents, marketable securities, accounts receivable and accounts payable) approximate fair value because of the short-term maturity of these instruments or the fact that they are carried at fair value, as applicable.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee (and non-employee member of the Board of Directors) stock options, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 . All stock-based awards to non-employees, other than members of the board of directors, are accounted for at their fair-value in accordance with SFAS No. 123.

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

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 144 was not material to the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. Adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. This statement has not yet been adopted by the Company, and management has not determined the impact of this statement on the consolidated financial statements of the Company.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.

4.         MARKETABLE SECURITIES

Marketable securities consist of investments in equity securities at market value. As of December 31, 2002, the unrealized loss was $66,333. As of December 31, 2001, the unrealized gain, net of deferred federal income tax, was $35,722. The Company realized gains on the sale of marketable securities totaling $45,844 and $23,946 for the year ended December 31, 2002 and 2001, respectively. The Company uses the weighted average cost for the purpose of determining gains and losses on the sales of marketable securities.

5.         INVENTORIES

The Company had no inventories as of December 31, 2002. The Company’s inventories at December 31, 2001 consisted primarily of handheld computing devices and related accessories with a net carrying value of approximately $476,000. For the year ended December 31, 2001, the Company recorded impairment charges to its inventory of hand-held computing devices totaling $1,176,562. These charges are reflected in Selling, General and Administrative Expense in the Consolidated Financial Statements.

6.         PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,

	2002	2001

Furniture and fixtures	$59,323	$303,905
Computer equipment and software	200,000	2,738,941
Website infrastructure	—	4,929,545
Leasehold improvements	—	346,244

Total	259,323	8,318,635

Less accumulated depreciation	(23,253)	(2,872,665)

Property and equipment, net	$236,070	$5,445,970

Depreciation expense totaled $ 2,422,810 for the year ended December 31, 2002 and $2,278,912 for the year ended December 31, 2001. During the year ended December 31, 2002, the Company evaluated the carrying value of its long-lived assets and recorded impairment charges of approximately $2.2 million. The carrying value of the Company’s website infrastructure, certain computer equipment and software were adjusted based upon the Company’s business direction and the fact that the undiscounted cash flows relating to these assets is expected to be immaterial. The fair value of these assets was determined by prices for similar assets. This charge is reflected in the Consolidated Statement of Operations in Selling, General and Administrative expense.

7.         INCOME TAXES

The components of the income tax benefit are as follows:

	For the year ended 12/31/02			For the year ended 12/31/01

	Current	Deferred	Total	Current	Deferred	Total

Federal	$(252,287)	$—	$(252,287)	$(2,526,755)	$607,000	$(1,919,755)
State	—	—	—	—	—	—

Total	$(252,287)	$—	$(252,287)	$(2,526,755)	$607,000	$(1,919,755)

A reconciliation of the provision for federal income taxes from the federal statutory rate to the effective income tax rate as reported is as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2001

	Amount	Rate	Amount	Rate

Statutory rate applied to income before taxes and extraordinary items	$(3,613,000)	35.00%	$(5,752,233)	35.00%
Increase in income taxes resulting from:
State Income benefit	(500,000)	4.84%
Permanent differences and other	123,000	1.19%	195,572	1.19%
Change in valuation allowance	3,738,000	36.21%	3,636,906	21.08%

Total	$(252,000)	2.44%	$(1,919,755)	12.73%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	Year Ended 12/31/2002	Year Ended 12/31/2001

Deferred Tax Assets
Inventory Reserve	$—	$650,103
Impairment of property and equipment	876,000	—
Bad Debts	40,000	61,802
Accrued Compensation	50,000	253,333
Stock Compensation	769,000	769,431
Stock Warrants Issued	338,000	337,714
Deferred Compensation	30,000	—
Restructuring Reserve	—	381,306
AMT Credit Carryforward	—	252,287
Net Operating Losses	8,046,000	3,815,638
Valuation Allowance	(10,149,000)	(6,411,135)

Total	—	110,479

Deferred Tax Liability
Unrealized Gain	—	(7,694)
Fixed Assets	—	(1,900)
Prepaid Items	—	(100,885)

Total	—	(110,479)
Total	0	0

At December 31, 2002, the Company had net operating loss carryforwards of approximately $21,476,000, which expire in varying amounts from 2018 through 2022.

8.         COMMITMENTS AND CONTINGENCIES

OFFICE LEASES

Rent expense was $454,904 and $1,252,008, for the years ended December 31, 2002 and 2001, respectively.

In the quarter ended June 30, 2002 the Deerfield Beach, Florida headquarters lease was terminated and the premises were vacated. The Company entered into a short-term lease for space in Fort Lauderdale, Florida . As of December 31, 2002 the Company has a month-to-month arrangement with the landlord which contains a thirty day notice provision to cancel by either party.

EMPLOYMENT AGREEMENTS

In March 2000, the Company entered into new employment agreements with Leigh Rothschild and Jeffrey Sass. These agreements were amended in June 2001 and March 2002. The new agreement, as amended, with Mr. Rothschild provides that he shall serve as the Chairman of the Board and have an annual salary of $350,000. For the twelve month period beginning April 9, 2001, $50,000 of his salary was paid in restricted stock. The Company’s new employment agreement with Mr. Sass provides that he shall serve as Executive Vice President, Chief Operating Officer and Secretary (although he is currently serving as President and CEO) with an annual salary of $300,000. For the twelve month period beginning April 9, 2001, $30,000 of his salary was paid in restricted stock. The new employment agreements for Messrs. Rothschild and Sass also provide for a term that ends on March 27, 2004 with automatic one-year renewals unless either party gives written notice, participation in our bonus incentive plan, participation in our employee benefits plans and a car allowance of $750 per month plus insurance and maintenance. Upon termination other than for death or disability, each will receive a severance payment that shall not exceed one year’s base salary and be entitled to retain any stock options whether or not vested or exercisable.

SEPARATION AGREEMENT

In December 2001, the Company entered into a Separation Agreement with its then Chief Executive Officer, John C. Macatee. Under this agreement, Mr. Macatee’s employment agreement and change in control agreement were terminated (except for covenants not to compete, confidentiality obligations and surrender of documents). Mr. Macatee maintains his position on the Company’s board of directors and has agreed to provide consulting services to the Company. The agreement obligates the Company to pay Mr. Macatee his base salary through March 27, 2003 at a rate of $450,000 per year with payment of $50,000 of such amount prior to April 9, 2002 in stock and to maintain his benefits through March 27, 2003. Mr. Macatee maintains his stock options and restricted stock. The amounts owed to Mr. Macatee under this separation agreement were recorded as restructuring charges for the year ended December 31, 2001.

LEGAL PROCEEDINGS

On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for Arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000. VisualTek requested relief against the Company for “breach of contract,” “quantum meruit” and “common counts.” The Company raised counterclaims against VisualTek for damages. On May 14, 2002 VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division and the arbitration proceeding was automatically stayed. By notice dated January 30, 2003 the Trustee of the bankruptcy estate informed all relevant parties that the Trustee proposed to enter into a settlement agreement with BarPoint to resolve all claims in the action. In sum, the settlement provides for the Company’s release from the action in return for a $ 25,000 cash payment and dismissal of the Company’s counterclaims. No party filed an objection to the Trustee’s notice within the permitted period; thus, an Order formalizing the settlement has been submitted for the Court’s prompt execution. The Company expects the payment to be made and the case to be formally closed near the end of first quarter 2003.

On November 20, 2002, we filed suit against Fullplay Media Systems, Inc. and Trans World Entertainment Corp. for infringement of our U.S. Patent No. 6,430,554, “Interactive System for Investigating Products on a Network”, (known as the 554 Patent). The case was filed in the United States District Court for the Southern District of Florida. We allege that certain multimedia kiosk-type listening and viewing stations made, used, and/or sold by the defendants infringes upon the ‘554 Patent. On March 18, 2003 the parties agreed to settle the case by execution of a license and settlement agreement. The agreement has been signed by both parties and has been submitted to the court for approval. Fullplay subsequently filed bankruptcy in the United States bankruptcy court, western district of Washington at Seattle. It has not been determined what effect, if any such filing will have on the agreement

On or about December 23, 2002, a former employee of the Company, filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The former employee alleges that he is owed certain payments based upon several theories, including breach of contract, breach of employment agreement, and breach of change in control agreement. The former employee claims damages of approximately $ 175,000 plus certain other statutory damages. The Company believes all of the claims are without merit and intends to vigorously defend itself. On or about January 28, 2003, the Company removed the case to the United States District Court for the Southern District of Florida. On or about February 4, 2003, the Company filed its answer with defenses and asserted counterclaims for breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment. The Company believes its damages exceed those claimed by the former employee. The Court has scheduled an Initial Planning & Scheduling Conference for April 25, 2003.

During the fourth quarter, we became aware that a default judgment had been entered against Harmat Homes, Inc., a non-operating subsidiary of BarPoint. We acquired  Harmat Homes as a result of the 1999 reverse acquisition transaction with The Harmat Organization, Inc. Harmat Homes, Inc. has no assets of which we are aware and has not operated since prior to the reverse acquisition. The judgment was entered on April 22, 2002 as a result of a third-party claim by a defendant against Harmat Homes, Inc. in a case pending in the Supreme Court, State of New York, Suffolk County. The case relates to an alleged injury that occurred in 1999. Any damages against Harmat Homes, Inc. will not be calculated and assessed until the trial process is completed. As a result, BarPoint is unable to predict the extent to which Harmat Homes, Inc. may be found liable. In any event, BarPoint is not a party to the action and no claim has been made with respect to us. We do not believe that BarPoint should have any liability associated with the matter.

9.         STOCKHOLDERS’ EQUITY

ISSUANCE OF RESTRICTED COMMON STOCK AS COMPENSATION

During 2001, the Company issued 545,938 shares of restricted common stock to members of management as compensation. These shares were recorded as deferred stock-based compensation and were amortized as compensation expense in selling general and administrative expenses over the term of the respective restricted stock agreements.

EXERCISE OF OPTIONS

During the year ended December 31, 2001, options to purchase 874,973 shares of the Company’s common stock were exercised. Total proceeds received by the Company in conjunction with this exercise of options were $306,239.

COMMON STOCK DIVIDEND

In May 2002, the Company’s board of directors declared a common stock dividend of $0.12 per share or approximately $2.2 million which was paid on June 14, 2002. In November 2001, the Company’s board of directors declared a common stock dividend of $0.12 per share or approximately $2.2 million which was paid on January 14, 2002.

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED

On July 1, 2001, the Company issued 16,526 shares of common stock to a vendor in exchange for services rendered. The fair value of these shares totaled $55,000 and was recorded in selling, general and administrative expense during the year ended December 31, 2001.

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

a)        The Plan for Incentive Compensation for Mathew Schilowitz (the “Schilowitz Incentive Plan”), who was the principal stockholder, was adopted by the Board of Directors and approved by Harmat’s sole stockholder on March 1, 1996 and amended August 3, 1996. Pursuant to such plan, Mr. Schilowitz was granted options to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $.35 (as amended). The exercise price and number of options has been amended to $.30 and 576,748, respectively, due to the dilutive effect of the acquisition. In conjunction with the acquisition, all such options have become fully vested resulting in the accrual of compensation expense in the amount of $775,000, which has been reflected in the operations of Harmat prior to June 3, 1999. All of the options in this option plan were exercised during the year ended December 31, 2001.

b)        In February 1996, the Board of Directors adopted the 1996 Joint Incentive and Qualified Stock Option Plan (the “Plan”) providing for the granting of up to 400,000 shares of Harmat’s common stock. In January 1997, Harmat granted five year options under the Plan providing for 10,000 shares at a price of $2.125 per share ($.35 as amended) to four directors and two key employees of Harmat. During 1998, 10,000 of these options were forfeited with the termination of employment of a key employee. In March 1998, Harmat’s chief executive officer and principal shareholder was granted 300,000 shares at an exercise price of $2.337 per share ($.35, as amended). The exercise price and number of options have been amended to $.30 and 346,049, respectively, due to the dilutive effect of the acquisition. During 1999, 50,000 options were exercised. As of September 30, 2000, all such options were fully vested. All of the remaining options in the plan were exercised during the year ended December 31, 2001.

c)        As part of the reverse acquisition, the Company authorized five-year options to purchase 800,000 shares of the Company’s common stock at an exercise price of $1.90 per share. Such options were issued in June 1999 and October 1999 and were eligible to vest as follows: one-third after the first year of issuance; one-third after the second year of issuance in the event the Company achieves 50% of its revenue projection of $49,000,000 in the second year; and one third after the third year of issuance in the event the Company achieves 50% of its revenue projection of $179,000,000 in the third year. Due to the nature of the vesting of these options, they are considered variable options. As of December 31, 2002, a total of 500,098 of these options are vested and outstanding. The Company did not achieve any of the targets necessary for additional vesting; thus, no further options remain outstanding or eligible to vest.

d)        As part of the acquisition and in connection with a consulting agreement with Mr. Schilowitz, the Company granted Mr. Schilowitz options to purchase 190,615 shares of the Company’s common stock at an exercise price of $1.90 per share. Such options vested immediately and are outstanding as of December 31, 2002.

e)        The BarPoint Equity Incentive Plan was adopted by the Board of Directors on September 17, 1999, and was approved by stockholders in April 2000, authorizing the Company to grant options to purchase 1,500,000 shares of the Company’s common stock at fair market value at date of grant or 85% of fair market value. In April 2000, the board of directors amended this plan to increase the number of shares available to 3,000,000. In November 2000, the board of directors further amended this plan to increase the number of shares available to 4,500,000. Non-qualified awards under this plan may be granted to employees, officers, consultants and advisors of the Company provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

A summary of the status of the Company’s stock option plans as of December 31, 2002, and the changes during the year is presented below:

Fixed Options	Number of Options	Weighted-average Exercise Price

Balance at December 31, 2000	4,262,385	$4.83
Granted	1,828,100	$0.43
Exercised	(922,797)	$0.30
Forfeited	(1,424,173)	$4.55
Balance at December 31, 2001	3,743,515	$3.89
Granted	97,500	$0.32
Exercised	—	$—
Forfeited	(968,100)	$1.63

Balance at December 31, 2002	2,872,915	$4.53

The weighted-average fair value of options granted during the years ended December 31, 2002 and 2001 was $0.24 and $0.37, respectively.

Outstanding Options				Exercisable Options

Range of Exercise Prices	Number Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Life	Number Exercisable at December 31, 2002	Weighted- average Exercise Price

$ 0.32 — $ 1.00	876,000	$0.34	8.89	342,417	$0.34
$ 1.06 — $ 2.00	460,615	$1.79	6.09	362,282	$1.82
$ 3.56 — $ 5.00	447,800	$3.87	7.44	333,534	$3.93
$ 6.25 — $ 9.50	763,500	$7.87	6.86	760,666	$7.87
$12.75 — $18.00	325,000	$12.75	7.24	225,000	$12.75

The following information concerning the Company’s stock option plans is provided in accordance with SFAS No. 123. The fair value of each option grant is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0%, risk-free interest rate of 2.75%, expected volatility of 100%, and expected lives of 5 years for the options. The assumptions used for grants in 2001 were: dividend yield of 0%, risk-free interest rate of 3.00%, expected volatility of 140%, and expected lives of 5 years for the options.

If the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123, compensation cost included in the consolidated statements of operations for the years ended December 31, 2002 and December 31, 2001 would have increased by approximately $23,000 and $673,000, respectively. The increase in compensation costs would have resulted in a net loss of $10,094,000 and $16,004,000 and a basic and diluted net loss per share of $(0.54) and $(0.92) for the years ended December 31, 2002 and 2001, respectively.

11.       RELATED PARTY TRANSACTIONS

The law firm of McLaughlin & Stern, LLP of which a Board Member is a principal, received legal fees of approximately $8,200 and $22,000 for the years ended December 31, 2002 and 2001, respectively.

12.       RESTRUCTURING ACTIVITIES

In connection with the restructuring plan announced by the Company in August 2001, the Company began implementing reductions in headcount from 67 as of June 30, 2001 to 7 as of December 31, 2002. In addition, the Company terminated all lease obligations as of June 30, 2002 and has consolidated all offices into its new Fort Lauderdale, Florida headquarters. The Company’s lease at its Fort Lauderdale headquarters provides for a month-to-month term which is terminable with 30 days notice by either party. As a result of these actions taken, the Company has substantially completed its restructuring program. During the years ended December 31, 2002 and 2001 the Company recorded charges associated with the implementation of it’s restructuring plan of $1,153,409 and $815,495, respectively. These costs consisted of the following:

	Year Ended December 31,

	2002	2001

Payroll and other employment related costs	$94,471	$621,308
Write-off of fixed assets and leasehold improvements	473,938	127,622
Lease termination fees	585,000	66,565

Total	$1,153,409	$815,495

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of the Company

23.1	Consent of Kaufman Rossin & Co., P.A.

23.2	Consent of Deloitte & Touche LLP

23.3	Consent of Deloitte & Touche LLP

99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002