Form 10QSB
period 2003-03-31
BARPOINT COM INC
filed 2003-05-14
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 000-21235

BARPOINT.COM, INC.

DELAWARE	11-2780723
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

800 Corporate Drive, Suite 600 Fort Lauderdale, FL 33334
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

Yes ☒	No ☐

          State the number of shares outstanding of each of issuer’s classes of common equity, as of May 14, 2003:

Title of Class	Number of Shares

Common Stock, par value $.001	18,642,599

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bar Point.com, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2003 (Unaudited)	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,097,315	$5,727,207
Marketable securities	157,080	179,162
Prepaid expenses	157,687	206,249
Other current assets	128,695	128,725

Total Current Assets	5,540,777	6,241,343

PROPERTY AND EQUIPMENT	216,725	236,070

TOTAL ASSETS	$5,757,502	$6,477,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,873	$447,291
Income taxes payable	475,520	475,520
Current portion of obligations under capital leases	201,054	201,054

Total Current Liabilities	1,039,447	1,123,865

TOTAL LIABILITIES	1,039,447	1,123,865

CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock: $.001 par value; authorized 5,000,000 shares; 3 issued and outstanding	—	—
Common stock: $.001 par value; authorized 100,000,000 shares; issued and outstanding of 18,642,599 at March 31, 2003 and December 31, 2002	18,643	18,643
Additional paid in capital	34,434,892	34,434,892
Deficit accumulated during development stage	(29,696,089)	(29,033,654)
Accumulated other comprehensive loss	(39,391)	(66,333)

Total Stockholders’ Equity	4,718,055	5,353,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,757,502	$6,477,413

See notes to Condensed Consolidated Financial Statements

BarPoint.com, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		For the Period from October 1, 1998 (date of inception) through March 31, 2003

	2003	2002

Revenue
BarPoint services and related sales	$—	$387,734	$1,636,713
Applications	—	23,888	1,125,398

Total Revenue	—	411,622	2,762,111
Cost of sales	—	354,211	1,383,198

Gross profit	—	57,411	1,378,913

Operating Expenses:
Selling, general and administrative	645,406	1,519,900	39,469,056
Research and development	—	—	2,528,357
Depreciation and amortization	19,345	625,851	6,448,582
Restructuring charges	—	—	1,968,904

Total Operating Expenses	664,751	2,145,751	50,414,899

Loss from operations	(664,751)	(2,088,340)	(49,035,986)

Other Income:
Interest and other income	10,408	44,711	3,420,988
Net (losses) gains on sales of marketable securities and other assets	(8,092)	18,850	19,452,874

Total Other Income	2,316	63,561	22,873,862

Loss before income tax benefit	(662,435)	(2,024,779)	(26,162,124)
Income tax benefit	—	252,287	936,292

Net loss	$(662,435)	$(1,772,492)	$(25,225,832)

Loss per common share--Basic and Diluted	$(0.04)	$(0.10)	$(1.75)

Weighted average common shares outstanding – Basic and Diluted	18,642,599	18,630,599	14,399,824

See notes to Condensed Consolidated Financial Statements.

BarPoint.com Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		For the Period from October 1, 1998 (date of inception) through March 31, 2003

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(662,435)	$(1,772,492)	$(25,225,832)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19,345	625,851	6,448,582
Impairment of property and equipment	—	—	2,189,433
Amortization of warrants issued in exchange for services	—	—	1,923,578
Amortization of deferred stock based compensation	—	32,242	199,624
Provision for doubtful accounts	—	—	154,505
Write-off of licensing fee	—	—	681,818
Impairment of goodwill	—	—	731,840
Non-cash portion of restructuring charges	—	—	1,151,560
Inventory Write-down	—	—	1,299,296
Issuance of common stock in exchange for services	—	—	158,118
Issuance of stock options as settlement of a claim	—	—	213,790
Issuance of stock options as compensation	—	—	169,600
Issuance of stock options below market price	—	—	227,752
Non cash administration expenses	—	—	30,498
Loss on sale of property and equipment	—	26,994	40,109
Loss (Gain) on sale of marketable securities	8,092	(45,844)	(23,582,968)
Impairment charges on marketable securities	—	—	4,109,219
Deferred income tax (benefit)			(849,910)
Changes in operating assets and liabilities:
Certificates of deposit	—	—	1,500,000
Accounts receivable	—	(375,041)	(154,505)
Income taxes receivable	—	(255,191)	28,381
Inventories	—	352,982	(1,049,975)
Prepaid expenses	48,561	12,061	(157,686)
Other assets	30	102,904	222,521
Accounts payable and accrued expenses	(84,417)	(105,687)	(676,910)

Net Cash Used in Operating Activities	(670,824)	(1,401,221)	(30,217,562)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	40,932	75,200	24,895,058
Purchases of property and equipment	—	—	(5,614,971)
Software development costs	—	—	(2,395,950)
Purchases of marketable securities	—	—	(2,203,964)
Proceeds from sale of property and equipment	—	7,586	280,244
Acquisition costs	—	—	(289,000)
Cash received in acquisition	—	—	628,227

Net Cash Provided by Investing Activities	40,932	82,786	15,299,644

FINANCING ACTIVITIES:
Private placements of common stock	—	—	23,205,197
Proceeds from subscription receivable	—	—	750,000
Proceeds from exercise of warrants	—	—	434,406
Payment of capital lease obligations	—	(26,999)	(195,681)
Payment of common stock dividend	—	(2,234,586)	(4,470,257)
Payments to cancel warrants	—	—	(50,000)
Proceeds from sale of common stock to employees	—	—	13,235
Proceeds from exercise of stock options	—	—	328,333

Net Cash Provided by (Used in) Financing Activities	—	(2,261,585)	20,015,233

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(629,892)	(3,580,020)	5,097,315
CASH AND CASH EQUIVALENTS - beginning of period	5,727,207	12,614,583	—

CASH AND CASH EQUIVALENTS - end of period	$5,097,315	$9,034,563	$5,097,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$—	$—	$4,400,591

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease	$—	$—	$415,305

Issuance of warrants in exchange for services	$—	$—	$1,876,328

Software development costs for services rendered by certain shareholders	$—	$—	$220,000

	Three Months Ended March 31,		For the Period from October 1, 1998 (date of inception) through March 31, 2003

	2003	2002

Product supply and technology license agreement acquired through issuance of common stock	$—	$—	$1,500,000

Non-cash administration expenses	$—	$—	$30,498

Finders fee applied to shareholder loan	$—	$—	$218,655

See notes to Condensed Consolidated Financial Statements.

BarPoint.com Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
For each of the periods and the period from October 1, 1998 (date of inception) through March 31, 2003
(Unaudited)

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive Income (loss)	Total

BarPoint.com, Inc. capitalization at inception		100	$100	$241,400					$241,500
Reverse acquisition:
Shares outstanding and net assets of The Harmat Organization at June 3, 1999		2,662,500	2,662	4,525,668					4,528,330
Issuance of shares to BarPoint.com shareholders		6,633,942	6,534	(6,534)					—
Private Placements and Subscription note receivable		4,499,868	4,500	8,300,015		$(750,000)			7,554,515
Exercise of Stock Options		50,000	50	17,450					17,500
Issuance of Preferred Stock	3			30					30
Comprehensive income (loss):
Change in unrealized Gain on Marketable Securities (Net of Income Tax Benefit of $376,459)								$(1,015,665)
Net Loss							$(438,595)
Total comprehensive loss									(1,454,260)

Balance - September 30, 1999	3	13,846,410	$13,846	$13,078,029	$—	$(750,000)	$(438,595)	$(1,015,665)	$10,887,615

Common Stock Dividend - Record Date 6/2/99		878,770	$879	$(879)					$—
Stock Options Exercised		12,186	13	4,581					4,594
Cancellation of all Class A and Class B Warrants plus $50,000		325,000	325	(50,325)					(50,000)
Cashless exercise of Warrants		195,372	195	(195)					—
Warrants Exercised		97,339	97	434,309					434,406
Payment of Subscription Note Receivable						$750,000			750,000
Issuance of Stock Options below Market Value				227,752					227,752
Issuance of Common Shares in exchange for services performed		26,660	26	86,979					87,005
Acquisition of Synergy Solutions, Inc.		75,000	75	628,050					628,125
Private Placements		1,477,500	1,478	16,929,519					16,930,997
Warrants issued in exchange for services performed				1,876,329					1,876,329
Options issued as Settlement for a claim asserted				213,790					213,790

BarPoint.com Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
For each of the periods and the period from October 1, 1998 (date of inception) through March 31, 2003
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

BarPoint.com Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
For each of the periods and the period from October 1, 1998 (date of inception) through March 31, 2003
(Unaudited)

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive (Loss) Income	Total

Warrants issued in exchange for services performed				47,251					47,251
Issuance of Common Shares as compensation		545,938	546	199,078	(199,624)				—
Amortization of deferred stock-based compensation					117,382				117,382
Issuance of Common Shares in connection with Employee Stock Purchase program		43,084	44	11,376					11,420
Issuance of Common Shares in exchange for services		16,526	16	54,984					55,000
Stock Options Exercised		874,973	875	305,364					306,239
Comprehensive income (loss):
Change in Unrealized Gain on Marketable Securities								(379,376)
Common Stock Dividend – Record Date 12/24/01							(2,234,586)		(2,234,586)
Net Loss							(15,330,692)
Total Comprehensive Loss									(15,710,068)

Balance December 31, 2001	3	18,630,599	$18,631	$34,433,089	$(82,242)	$—	$(16,726,528)	$35,722	$17,678,672

Amortization of deferred compensation					82,242				82,242
Issuance of Common Shares in connection with Employee Stock Purchase program		12,000	12	1,803					1,815
Comprehensive loss:
Change in unrealized gain on marketable securities								(102,055)
Common Stock Dividend – Record Date 5/24/02							(2,235,672)
Net loss							(10,071,454)
Total Comprehensive Loss									(12,409,181)

Balance December 31, 2002	3	18,642,599	$18,643	$34,434,892	$—	$—	$(29,033,654)	$(66,333)	$5,353,548

Comprehensive loss:
Change in unrealized gain on marketable securities								26,942
Net loss							(662,435)
Total Comprehensive Loss									(635,493)

Balance March 31, 2003	3	18,642,599	$18,643	$34,434,892	$—	$—	$(29,696,089)	$(39,391)	$4,718,055

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

BarPoint is in the development stage as of March 31, 2003 for financial reporting purposes.  Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary (“Synergy”), however as part of  its corporate restructuring the Company has substantially reduced its support of the Synergy product line and is currently outsourcing all Synergy related activities on a performance only basis.  In fiscal 2001, BarPoint began to generate revenues from its principal operations, however continued softness in the wireless marketplace has hampered the Company’s ability to grow revenue since then.  The majority of revenues to date have been from sales of related scanning devices and Synergy software sales.  Revenues to date from principal operations have not been significant.  For the quarter ended March  31, 2003, the Company did not generate any revenue from its principal operations. For the quarter ended March 31, 2002, approximately 94% of the Company’s $411,622 revenues were derived from BarPoint services and related sales, the majority of which was the sale of scanning devices. Although infrastructure is in place to conduct our principal operations, BarPoint has not generated significant revenues from core web and wireless services.  The sale of these scanning devices, which generated the majority of revenues for the quarter ended March 31, 2002, was not continued for the first quarter of 2003 because such inventory has been completely liquidated.  All of the sales of these devices were to one customer, Office Depot, which accounted for more than 50% of revenues during the quarter ended March 31, 2002. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations from our current business plan is not likely in the current environment and we are exploring strategic alternatives.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.	LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and marketable securities at March 31, 2003 will be adequate to cover operating expenses for the next year.  With the completion of our restructuring program we have  significantly reduced operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead.  This combined with further efforts to reduce operating expense and cash burn rate satisfy management that cash and cash equivalents and marketable securities at March 31, 2003 will cover operating expenses for the next year.  However, we may require additional capital prior to the end of such period due to unforeseen circumstances.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash, cash equivalents, with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $4.6 million at March 31, 2003 and $5.3 million at December 31, 2002.

PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost less accumulated depreciation and amortization.  Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets.  The useful lives are as follows:

	Computer hardware, software and other equipment	3 years
	Furniture and fixtures	5 years

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3.  This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged.  Adoption of this statement did not have a material effect on the condensed consolidated financial statements of the Company.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this Statement did not have a material impact on the condensed consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.  The adoption of this Statement did not have a material impact on the condensed consolidated financial statements.

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

          In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

INCOME TAXES

          The Company accounts for income taxes by utilizing the asset and liability method.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized.  As of March 31, 2003, the Company has recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

EARNINGS (LOSS) PER SHARE

          SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted.  Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants.

          For the three months ended March 31, 2003, options to purchase 2,872,915 shares of common stock and 753,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended March 31, 2002, options to purchase 3,743,515 shares of common stock and 753,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2003	December 31, 2002

Furniture and Fixtures	$59,323	$59,323
Computer equipment and software	200,000	200,000

Total	259,323	259,323
Less accumulated depreciation	(42,598)	(23,253)

Property and equipment, net	$216,725	$236,070

Depreciation expense totaled $19,345 and $619,185 for the three months ended March 31, 2003 and 2002, respectively.

5.	CONTINGENCIES

LEGAL PROCEEDINGS

     On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between the Company and VisualTek, dated August 15, 2000.  VisualTek requested relief against the Company for “breach of contract,” “quantum meruit” and “common counts.”  The Company raised counterclaims against VisualTek for damages.  On May 14, 2002 VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division and the arbitration proceeding was automatically stayed.  By notice dated January 30, 2003 the trustee of the bankruptcy estate informed all relevant parties that the trustee proposed to enter into a settlement agreement with BarPoint to resolve all claims in the action.  In sum, the settlement provides for the Company’s release from the action in return for a $25,000 cash payment and dismissal of our counterclaims.  On March 20, 2003 the court approved the settlement.  The Company expects the  case to be formally dismissed and closed  in the  second quarter of 2003.

     On November 20, 2002, the Company filed suit against Fullplay Media Systems, Inc. and Trans World Entertainment Corp. for infringement of our U.S. Patent No. 6,430,554, “Interactive System for Investigating Products on a Network”,  (known as the 554 Patent).  The case was filed in the United States District Court for the Southern District of Florida.  The Company alleges that certain multimedia kiosk-type listening and viewing stations made, used, and/or sold by the defendants infringes upon the ‘554 Patent.  On March 18, 2003 the parties agreed to settle the case by execution of a license and settlement agreement.  On March 24, 2003 the court approved the license and settlement agreement and dismissed the case.  Fullplay has filed bankruptcy in the United States bankruptcy court, western district of Washington at Seattle. It has not been determined what effect, if any such filing will have on the agreement.

     On or about December 23, 2002, one of our former employees filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  The former employee alleges that he is owed certain payments based upon several theories, including breach of contract, breach of employment agreement, and breach of change in control agreement.  The former employee claims damages of approximately $175,000 plus certain other statutory damages.  The Company believes all of the claims are without merit and intends to vigorously defend the suit.  On or about January 28, 2003, the Company removed the case to the United States District Court for the Southern District of Florida.  On or about February 4, 2003, the Company filed an answer with defenses and asserted counterclaims for breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment.  The Company believes our damages exceed those claimed by the former employee.  The parties are currently involved in discovery.

     During the fourth quarter of 2002, the Company became aware that a default judgment had been entered against Harmat Homes, Inc., a non-operating subsidiary of BarPoint.  We acquired  Harmat Homes as a result of the 1999 reverse acquisition transaction with The Harmat Organization, Inc.  Harmat Homes, Inc. has no assets of which the Company is aware and has not operated since prior to the reverse acquisition.  The judgment was entered on April 22, 2002 as a result of a third-party claim by a defendant against Harmat Homes, Inc. in a case pending in the Supreme Court, State of New York, Suffolk County.  The case relates to an alleged injury that occurred in 1999.  Any damages against Harmat Homes, Inc. will not be calculated and assessed until the trial process is completed.  As a result, BarPoint is unable to predict the extent to which Harmat Homes, Inc. may be found liable.  In any event, BarPoint is not a party to the action and no claim has been made with respect to us.  The Company does not believe that BarPoint should have any liability associated with the matter.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

          Although infrastructure is in place to conduct our principal operations, BarPoint has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices, which were sold during 2001 and 2002.  The sale of these devices, which generated the majority of revenues for 2002 and 2001, was not continued for the first quarter of 2003 because such inventory has been completely liquidated.  All of the sales of these devices were to one customer, Office Depot, which accounted for more than 50% of revenues during the years ended December 31, 2002 and 2001, respectively.  The remaining sales were derived from Synergy Solutions software sales. In September 2002, we granted Zero Sixty, Inc. an exclusive license to the Synergy assets. To date, no royalties have been received under this agreement. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations from our current business plan is not likely in the current environment and we are exploring strategic alternatives.

          At March 31, 2003, we had total assets of approximately $5.8 million and total liabilities of approximately $1.0 million, with approximately $5.1 million in cash and cash equivalents and approximately $157,000 in marketable securities. With the completion of management’s restructuring plans, we have substantially reduced our cash burn rate.  This has allowed us to preserve capital for future uses, including dividends, investments, or acquisitions.  We believe that we have adequate capital for the next year; however we may require additional capital prior to the end of such period due to unforeseen events.

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

          Impairment of long-lived assets.  Our long-lived assets consist of property and equipment.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. When these estimates change  we are required to record impairment charges against these respective assets.

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

          Results of Operations

          For the quarter ended March 31, 2003 net revenues were $0,  as compared to the same quarter last year revenues of $411,622.  Approximately 94% of our revenue during the first quarter of 2002 came from BarPoint services and related sales of scanning devices.  For the three months ended March 31, 2002, one customer, Office Depot, accounted for more than 50% of the company’s sales.

          The loss from operations for the first quarter ended March 31, 2003 was $664,751.  The loss from operations for the same quarter last year was $2,088,340.  The decrease of approximately $1.4 million from the quarter ended March 31, 2002 is primarily attributable to decreases in depreciation of $607,000, salaries and benefits of $422,000, facilities costs of $206,000 and website management costs of $102,000.

          The net loss for the first quarter ended March 31 ,2003 was $662,435, or $0.04 per share basic and diluted.  For the quarter ended March 31, 2002, we had a net loss of $1,772,492, or $0.10 per share basic and diluted.

          Selling, general and administrative expenses were $645,406 for the quarter ended March 31, 2003, a decrease of $874,494 compared to the quarter ended March 31, 2002 primarily due to the reductions in salaries and benefits of approximately $422,000, facilities cost reductions of $206,000, as well as a decrease in web site management costs of approximately $102,000.  The reduction of these costs as well as the overall decrease in expenses for the quarter ended March 31, 2003 are the result of BarPoint’s restructuring which commenced in the second half of 2001 and was completed during 2002.

          Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $1,000 and $27,047 for the quarters ended March 31, 2003 and March 31, 2002, respectively.  As a result of the streamlined operations, we expect future marketing and advertising spending will be nominal.

          We had no research and development expenses for the quarters ended March 31, 2003 and March 31, 2002.  In the past, these expenses consisted primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on the Company’s behalf. As of January 1, 2002, all such amortization of warrants has been fully expensed.  Research and development expense relates to planning stage activities for Web infrastructure development or enhancements.  The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under accounting principles generally accepted in the United States of America.

          Interest income was $10,408 and $43,461 for the quarters ended March 31, 2003 and March 31, 2002, respectively.  The decrease from the quarter ended March 31, 2002 was due to a decrease in cash balances resulting from operating losses during the last twelve months.  The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

          Liquidity and Capital Resources

          At March 31, 2003, we had total assets of approximately $5.8 million and total liabilities of approximately $1.0 million, with approximately $5.1 million in cash and cash equivalents and approximately $157,000 in marketable securities. The marketable securities consisted of 198,836 shares of common stock of Socket Communications, Inc.  Cash and cash equivalents decreased approximately $630,000 from December 31, 2002 due to losses from operating activities of approximately $671,000, partially offset by cash provided by investing activities of approximately $41,000 which was from the sale of marketable securities.

          We believe that we have adequate capital for the next year; however we may require additional capital prior to the end of such period due to unforeseen events.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

          This Form 10-QSB contains certain “forward looking statements” which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the factors listed in our Form 10-KSB for the year ended December 31, 2002 under “Factors Affecting Our Operating Results, Business Prospects and Market Price of Stock.”

Item 3.  Controls and Procedures

          Our principal executive officer and principal financial officer have within 90 days of the filing of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) and determined that such disclosure controls and procedures are adequate.  There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation.  We do not believe any significant deficiencies or material weaknesses exist in our internal controls.  Accordingly, no corrective actions have been taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On or about November 26, 2001, VisualTek Solutions, Inc. filed a demand for arbitration with the American Arbitration Association concerning an alleged breach of a certain contract between us and VisualTek, dated August 15, 2000.  VisualTek requested relief against us for “breach of contract,” “quantum meruit” and “common counts.”  We raised counterclaims against VisualTek for damages.  On May 14, 2002 VisualTek filed for Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of California, Oakland Division and the arbitration proceeding was automatically stayed.  By notice dated January 30, 2003 the trustee of the bankruptcy estate informed all relevant parties that the trustee proposed to enter into a settlement agreement with BarPoint to resolve all claims in the action.  In sum, the settlement provides for our release from the action in return for a $25,000 cash payment and dismissal of our counterclaims.  On March 20, 2003 the court approved the settlement.  We expect the  case to be formally dismissed and closed  in the  second quarter of 2003.

     On November 20, 2002, we filed suit against Fullplay Media Systems, Inc. and Trans World Entertainment Corp. for infringement of our U.S. Patent No. 6,430,554, “Interactive System for Investigating Products on a Network”,  (known as the 554 Patent).  The case was filed in the United States District Court for the Southern District of Florida.  We allege that certain multimedia kiosk-type listening and viewing stations made, used, and/or sold by the defendants infringes upon the ‘554 Patent.  On March 18, 2003 the parties agreed to settle the case by execution of a license and settlement agreement.  On March 24, 2003 the court approved the license and settlement agreement and dismissed the case.  Fullplay has filed bankruptcy in the United States bankruptcy court, western district of Washington at Seattle. It has not been determined what effect, if any such filing will have on the agreement.

     On or about December 23, 2002, one of our former employees filed suit against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  The former employee alleges that he is owed certain payments based upon several theories, including breach of contract, breach of employment agreement, and breach of change in control agreement.  The former employee claims damages of approximately $175,000 plus certain other statutory damages.  We believe all of the claims are without merit and intend to vigorously defend the suit.  On or about January 28, 2003, we removed the case to the United States District Court for the Southern District of Florida.  On or about February 4, 2003, we filed an answer with defenses and asserted counterclaims for breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment.  We believe our damages exceed those claimed by the former employee.  The parties are currently involved in discovery.

     During the fourth quarter of 2002, we became aware that a default judgment had been entered against Harmat Homes, Inc., a non-operating subsidiary of BarPoint.  We acquired  Harmat Homes as a result of the 1999 reverse acquisition transaction with The Harmat Organization, Inc.  Harmat Homes, Inc. has no assets of which we are aware and has not operated since prior to the reverse acquisition.  The judgment was entered on April 22, 2002 as a result of a third-party claim by a defendant against Harmat Homes, Inc. in a case pending in the Supreme Court, State of New York, Suffolk County.  The case relates to an alleged injury that occurred in 1999.  Any damages against Harmat Homes, Inc. will not be calculated and assessed until the trial process is completed.  As a result, BarPoint is unable to predict the extent to which Harmat

Homes, Inc. may be found liable.  In any event, BarPoint is not a party to the action and no claim has been made with respect to us.  We do not believe that BarPoint should have any liability associated with the matter.

Item 2.  Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit 99.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

Exhibit 99.2 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003

BARPOINT. COM, INC.

By:	/s/ JEFFREY W. SASS

Jeffrey W. Sass President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEFFREY S. BENJAMIN

Jeffrey S. Benjamin Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Jeffrey W. Sass, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of BarPoint.com, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make  the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ JEFFREY W. SASS

Jeffrey W. Sass Chief Executive Officer

CERTIFICATION

I, Jeffrey S. Benjamin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of BarPoint.com, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make  the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ JEFFREY S. BENJAMIN

Jeffrey S. Benjamin Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 99.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

Exhibit 99.2 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002