Form 10QSB
period 2003-09-30
BARPOINT COM INC
filed 2003-11-13
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of November 13, 2003:

Title of Class	Number of Shares
Common Stock, par value $.001	18,647,099

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bar Point.com, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,275,736	$5,727,207
Marketable securities	227,323	179,162
Prepaid expenses	48,273	206,249
Other current assets	12,000	128,725

Total Current Assets	4,563,332	6,241,343

PROPERTY AND EQUIPMENT	177,390	236,070

TOTAL ASSETS	$4,740,722	$6,477,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$165,587	$447,291
Income taxes payable	475,520	475,520
Current portion of obligations under capital leases	201,054	201,054

Total Current Liabilities	842,161	1,123,865

TOTAL LIABILITIES	842,161	1,123,865

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $.001 par value; authorized 5,000,000 shares; 3 issued and outstanding	—	—
Common stock: $.001 par value; authorized 100,000,000 shares; issued and outstanding of 18,647,099 at September 30, 2003 and 18,642,599 at December 31, 2002	18,647	18,643
Additional paid in capital	34,435,428	34,434,892
Deficit accumulated during development stage	(30,674,126)	(29,033,654)
Accumulated other comprehensive income (loss)	118,612	(66,333)

Total Stockholders’ Equity	3,898,561	5,353,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,740,722	$6,477,413

See notes to Condensed Consolidated Financial Statements

BarPoint.com, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from October 1, 1998 (date of inception) through September 30 , 2003
	2003	2002	2003	2002
Revenue
BarPoint services and related sales	$—	$—	$—	$387,734	$1,636,713
Applications	—	14,969	—	62,042	1,125,398

Total Revenue	—	14,969	—	449,776	2,762,111
Cost of sales	—	619	—	355,928	1,383,198

Gross profit	—	14,350	—	93,848	1,378,913

Operating Expenses:
Selling, general and administrative	507,405	983,781	1,663,026	4,352,489	40,486,676
Research and development	—	—	—	—	2,528,357
Depreciation and amortization	19,775	606,744	58,680	1,855,839	6,487,917
Restructuring charges	—	—	—	1,153,409	1,968,904

Total Operating Expenses	527,180	1,590,525	1,721,706	7,361,737	51,471,854

Loss from operations	(527,180)	(1,576,175)	(1,721,706)	(7,267,889)	(50,092,941)

Other Income:
Interest and other income	6,950	279,932	26,653	393,376	3,437,233
Net (losses) gains on sales of marketable securities and other assets	64,400	(26,502)	54,581	(8,287)	19,515,547

Total Other Income	71,350	253,430	81,234	385,089	22,952,780

Loss before income tax benefit	(455,830)	(1,322,745)	(1,640,472)	(6,882,800)	(27,140,161)
Income tax benefit	—	—	—	252,287	936,292

Net loss	$(455,830)	$(1,322,745)	$(1,640,472)	$(6,630,513)	$(26,203,869)

Loss per common share—
Basic and Diluted	$(0.02)	$(0.07)	$(0.09)	$(0.36)	$(1.77)

Weighted average common shares outstanding— Basic and Diluted	18,647,099	18,638,099	18,644,121	18,633,191	14,825,491

See notes to Condensed Consolidated Financial Statements.

BarPoint.com Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		For the Period from October 1, 1998 (date of inception) through September 30, 2003
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,640,472)	$(6,630,513)	$(26,203,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,680	1,855,839	6,487,917
Impairment of property and equipment	—	—	2,189,433
Amortization of warrants issued in exchange for services	—	—	1,923,578
Amortization of deferred compensation	—	65,575	199,624
Provision for doubtful accounts	—	—	154,505
Write-off of licensing fee	—	—	681,818
Impairment of goodwill	—	325,000	731,840
Non-cash portion of restructuring charges	—	473,938	1,151,560
Inventory Write-down	—	122,734	1,299,296
Issuance of common stock in exchange for services	—	—	158,118
Issuance of stock options as settlement of a claim	—	—	213,790
Issuance of stock options as compensation	—	—	169,600
Issuance of stock options below market price	—	—	227,752
Non cash administration expenses	—	—	30,498
Loss on sale of property and equipment	—	54,132	40,109
Loss (Gain) on sale of marketable securities	(54,581)	(45,844)	(23,645,641)
Impairment charges on marketable securities	—	—	4,109,219
Deferred income tax (benefit)	—	—	(849,910)
Changes in operating assets and liabilities:
Certificates of deposit	—	(3,202)	1,500,000
Accounts receivable	—	394,761	(154,505)
Income taxes receivable	—	(3,295)	28,381
Inventories	—	353,092	(1,049,975)
Prepaid expenses	157,975	72,172	(48,272)
Other assets	5,225	25,274	227,716
Accounts payable and accrued expenses	(170,203)	(286,960)	(762,696)

Net Cash Used in Operating Activities	(1,643,376)	(3,227,297)	(31,190,114)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	191,365	75,201	25,045,491
Purchases of property and equipment	—	(6,111)	(5,614,971)
Software development costs	—	—	(2,395,950)
Purchases of marketable securities	—	—	(2,203,964)
Proceeds from sale of property and equipment	—	55,169	280,244
Acquisition costs	—	—	(289,000)
Cash received in acquisition	—	—	628,227

Net Cash Provided by Investing Activities	191,365	124,259	15,450,077

FINANCING ACTIVITIES:
Private placements of common stock	—	—	23,205,197
Proceeds from subscription receivable	—	—	750,000
Proceeds from exercise of warrants	—	—	434,406
Payment of capital lease obligations	—	(67,132)	(195,681)
Payment of common stock dividends	—	(4,470,257)	(4,470,257)
Proceeds from sale of common stock to employees	540	1,275	13,775
Payments to cancel warrants	—	—	(50,000)
Proceeds from exercise of stock options	—	—	328,333

Net Cash Provided by (Used in) Financing Activities	540	(4,536,114)	20,015,773

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,451,471)	(7,639,152)	4,275,736
CASH AND CASH EQUIVALENTS - beginning of period	5,727,207	12,614,583	—

CASH AND CASH EQUIVALENTS - end of period	$4,275,736	$4,975,431	$4,275,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Taxes	$—	$—	$4,400,591

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets acquired via capital lease	$—	$—	$415,305

Issuance of warrants in exchange for services	$—	$—	$1,876,328

Software development costs for services rendered by certain shareholders	$—	$—	$220,000

Product supply and technology license agreement acquired through issuance of common stock	$—	$—	$1,500,000

Non-cash administration expenses	$—	$—	$30,498

Finders fee applied to shareholder loan	$—	$—	$218,655

See notes to Condensed Consolidated Financial Statements.

BarPoint.com Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity

For each of the periods and the period from October 1, 1998 (date of inception) through September 30, 2003

(Unaudited)

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive Income (loss)	Total
BarPoint.com, Inc. capitalization at inception		100	$100	$241,400					$241,500
Reverse acquisition:
Shares outstanding and net assets of The Harmat Organization at June 3, 1999		2,662,500	2,662	4,525,668					4,528,330
Issuance of shares to BarPoint.com shareholders		6,633,942	6,534	(6,534)					—
Private Placements and Subscription note receivable		4,499,868	4,500	8,300,015		$(750,000)			7,554,515
Exercise of Stock Options		50,000	50	17,450					17,500
Issuance of Preferred Stock	3			30					30
Comprehensive income (loss):
Change in unrealized Gain on Marketable Securities (Net of Income Tax Benefit of $376,459)								$(1,015,665)
Net Loss							$(438,595)
Total comprehensive loss									(1,454,260)

Balance - September 30, 1999	3	13,846,410	13,846	13,078,029	$—	(750,000)	(438,595)	(1,015,665)	10,887,615

Common Stock Dividend - Record Date 6/2/99		878,770	879	(879)					—
Stock Options Exercised		12,186	13	4,581					4,594
Cancellation of all Class A and Class B Warrants plus $50,000		325,000	325	(50,325)					(50,000)
Cashless exercise of Warrants		195,372	195	(195)					—
Warrants Exercised		97,339	97	434,309					434,406
Payment of Subscription Note Receivable						750,000			750,000
Issuance of Stock Options below Market Value				227,752					227,752
Issuance of Common Shares in exchange for services performed		26,660	26	86,979					87,005
Acquisition of Synergy Solutions, Inc.		75,000	75	628,050					628,125
Private Placements		1,477,500	1,478	16,929,519					16,930,997
Warrants issued in exchange for services performed				1,876,329					1,876,329
Options issued as Settlement for a claim asserted				213,790					213,790

BarPoint.com Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity

For each of the periods and the period from October 1, 1998 (date of inception) through September 30, 2003

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

BarPoint.com Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity

For each of the periods and the period from October 1, 1998 (date of inception) through September 30, 2003

(Unaudited)

	# of Shares of Preferred Stock	# of Shares of Common Stock	Par Value	Additional Paid-In Capital	Deferred Stock- Based Compensation	Note Receivable from Stockholder	Retained Earnings (Deficit) Accumulated during Development Stage	Accumulated Other Comprehensive (Loss) Income	Total
Warrants issued in exchange for services performed				47,251					47,251
Issuance of Common Shares as compensation		545,938	546	199,078	(199,624)				—
Amortization of deferred stock-based compensation					117,382				117,382
Issuance of Common Shares in connection with Employee Stock Purchase program		43,084	44	11,376					11,420
Issuance of Common Shares in exchange for services		16,526	16	54,984					55,000
Stock Options Exercised		874,973	875	305,364					306,239
Comprehensive income (loss):
Change in Unrealized Gain on Marketable Securities								(379,376)
Common Stock Dividend – Record Date 12/24/01							(2,234,586)		(2,234,586)
Net Loss							(15,330,692)
Total Comprehensive Loss									(15,710,068)

Balance December 31, 2001	3	18,630,599	18,631	34,433,089	(82,242)	—	(16,726,528)	35,722	17,678,672

Amortization of deferred compensation					82,242				82,242
Issuance of Common Shares in connection with Employee Stock Purchase program		12,000	12	1,803					1,815
Comprehensive loss:
Change in unrealized gain on marketable securities								(102,055)
Common Stock Dividend – Record Date 5/24/02							(2,235,672)
Net loss							(10,071,454)
Total Comprehensive Loss									(12,409,181)

Balance December 31, 2002	3	18,642,599	18,643	34,434,892	—	—	(29,033,654)	(66,333)	5,353,548

Comprehensive loss:
Change in unrealized gain on marketable securities								26,942
Net loss							(662,435)
Total Comprehensive Loss									(635,493)

Balance March 31, 2003	3	18,642,599	18,643	34,434,892	—	—	(29,696,089)	(39,391)	4,718,055

Issuance of Common Shares in connection with Employee Stock Purchase program		4,500	4	536					540
Comprehensive loss:
Change in unrealized gain on marketable securities								117,270
Net loss							(522,207)
Total Comprehensive Loss									(404,937)

Balance June 30, 2003	3	18,647,099	18,647	34,435,428	—	—	(30,218,296)	77,879	4,313,658

Comprehensive loss:
Change in unrealized gain on marketable securities								40,733
Net loss							(455,830)
Total Comprehensive Loss									(415,097)

Balance September 30, 2003	3	18,647,099	$18,647	$34,435,428	$—	$—	$(30,674,126)	$118,612	$3,898,561

See notes to Condensed Consolidated Financial Statements.

BARPOINT.COM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS AND BASIS OF PRESENTATION

BarPoint.com, Inc. and subsidiaries (“BarPoint” or the “Company”) is an online and wireless product information and shopping service technology provider. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In August 2002, the Company was issued US Patent No. 6,430,554 for its “Interactive System For Investigating Products on a Network.” The Company has since been notified by the US Patent and Trademark Office that two additional patents that the Company has filed have been allowed and will be issued shortly. The Company’s strategy is to explore opportunities to enforce and license its portfolio of issued and pending patents related to the core BarPoint technology and related technologies. Given the softness in the mobile commerce marketplace, the Company is not relying on the potential for recurring revenue from its technology platform, software and services. Instead the Company has been focused on reducing operating expenses in order to preserve capital while seeking and evaluating strategic alternatives. Such alternatives may include the sale of some or all of our principal operating assets. BarPoint is in the development stage as of September 30, 2003 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary (“Synergy”), however, as part of its corporate restructuring, in September 2002 the Company outsourced all Synergy related activities and then in October 2003 divested all rights to the Synergy business. No further revenue is expected from Synergy. In fiscal 2001, BarPoint began to generate revenues from its principal operations, however continued softness in the wireless marketplace has hampered the Company’s ability to grow revenue since then. The majority of revenues to date have been from sales of related scanning devices and Synergy software sales. Revenues to date from principal operations have not been significant. For the quarter ended September 30, 2003, the Company did not generate any revenue from its principal operations. For the quarter ended September 30, 2002, all of the $14,969 revenues came from sales of software products. BarPoint has not generated significant revenues from core web and wireless services. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations from our current business plan is not likely in the current environment and we are exploring strategic alternatives.

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

We believe that cash and cash equivalents and marketable securities at September 30, 2003 will be adequate to cover operating expenses for the next year. With the completion of our restructuring program during the second quarter of 2002, we have significantly reduced operating costs by streamlining the business through reductions in headcount, consolidation of office facilities and reduction in overhead. This combined with further efforts to reduce operating expense and cash burn rate satisfy management that cash and cash equivalents and marketable securities at September 30, 2003 will cover operating expenses for the next year. However, we may require additional capital prior to the end of such period due to unforeseen circumstances.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents, with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were $3.9 million at September 30, 2003 and $5.3 million at December 31, 2002.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives are as follows:

Computer hardware, software and other equipment	3 years
Furniture and fixtures	5 years

NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of this EITF did not have a material impact on the condensed consolidated financial statements.

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

INCOME TAXES

The Company accounts for income taxes by utilizing the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount that is more likely than not to be ultimately realized. As of September 30, 2003, the Company has recognized the maximum expected refund of taxes paid during prior years; as such, no additional tax benefit will be recognized in the financial statements until future taxable income is reasonably expected to be realized.

EARNINGS (LOSS) PER SHARE

SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants. For the three months ended September 30, 2003, options to purchase 2,865,915 shares of common stock and 175,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended September 30, 2002, options to purchase 3,651,900 shares of common stock and 643,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the nine months ended September 30, 2003, options to purchase 2,865,915 shares of common stock and 175,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive. For the nine months ended September 30, 2002, options to purchase 3,651,900 shares of common stock and 753,000 warrants were outstanding but were not included in the computation of diluted EPS since the effect would be antidilutive.

Pro Forma Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans because the exercise prices of employee stock options equals the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards in the three months and the nine months ended September 30, 2002 and 2003, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	September 30,		September 30,
	2003	2002	2003	2002
Net loss, as reported	$(455,830)	$(1,322,745)	$(1,640,472)	$(6,630,513)
Less: Pro forma stock based employee compensation, net of related tax effects	(1,000)	0	(4,000)	(23,000)

Pro forma net loss	$(456,830)	$(1,322,745)	$(1,644,472)	$(6,653,513)

Loss per share
Basic & Diluted, as reported	$(0.02)	$(0.07)	$(0.09)	$(0.36)

Basic & Diluted, pro forma	$(0.02)	$(0.07)	$(0.09)	$(0.36)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2003	December 31, 2002
Furniture and Fixtures	$59,323	$59,323
Computer equipment and software	200,000	200,000

Total	259,323	259,323

Less accumulated depreciation	(81,933)	(23,253)

Property and equipment, net	$177,390	$236,070

Depreciation expense totaled $19,775 and $606,744 for the three months ended September 30, 2003 and 2002, respectively. Depreciation expense totaled $58,680 and $1,855,839 for the nine months ended September 30, 2003 and 2002, respectively.

5.	CONTINGENCIES

LEGAL PROCEEDINGS

On or about December 23, 2002, one of our former employees filed suit against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The former employee alleged that he was owed certain payments based upon several theories, including breach of contract, breach of employment agreement, and breach of change in control agreement. The former employee claimed damages of approximately $175,000 plus certain other statutory damages. The Company believed all of the claims were without merit, removed the case to the United States District Court for the Southern District of Florida, and asserted counterclaims for breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment. On March 5, 2003 the former employee filed an answer to the Company’s counterclaim denying liability to the Company. On October 21, 2003, the parties entered into a Settlement Agreement pursuant to which the parties exchanged releases and all claims and counterclaims were dismissed with prejudice on October 22, 2003 by the filing of a Joint Dismissal with the United States District Court for the Southern District of Florida. Consideration exchanged between the parties in the Settlement Agreement had no material effect upon the Company’s results.

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

On September 24, 2003, the Company filed suit in the Seventeeth Judicial Circuit in and for Broward County, Florida, Civil Division, against Zero-Sixty Corporation, a licensee of certain of the Company’s assets. The Company sued Zero-Sixty for, among other things, nonpayment of royalties. On October 21, 2003 the parties settled the case and exchanged releases. Consideration exchanged between the parties in the settlement had no material effect upon the Company’s results.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

BarPoint is an online and wireless product information and shopping service technology provider. BarPoint’s product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In August 2002, we were issued US Patent No. 6,430,554 for our “Interactive System For Investigating Products on a Network.” We have since been notified by the US Patent and Trademark Office that two additional patents that we filed have been allowed and will be issued shortly. Our strategy is to explore opportunities to enforce and license our portfolio of issued and pending patents related to the core BarPoint technology and related technologies. Given the softness in the mobile commerce marketplace, we are not relying on the potential for recurring revenue from our technology platform, software and services. We are focused on reducing operating expenses in order to preserve capital while seeking and evaluating strategic alternatives. Such alternatives may include the sale of some or all of our principal operating assets. BarPoint has not generated significant revenues from core web and wireless services. The majority of revenues to date have been from sales of related scanning devices, which were sold during 2001 and 2002. The sale of these devices, which generated the majority of revenues for 2002 and 2001, was not continued for the third quarter of 2003 because such inventory has been completely liquidated. All of the sales of these devices were to one customer, Office Depot, which accounted for more than 50% of revenues during the year ended December 31, 2002. The remaining sales were derived from Synergy Solutions software sales. In October 2003, we divested all rights to the Synergy business and we will not receive any additional revenues. The successful completion of BarPoint’s development program and, ultimately, the attainment of profitable operations from our current business plan is not likely in the current environment and we are exploring strategic alternatives.

At September 30, 2003, we had total assets of approximately $4.7 million and total liabilities of approximately $842,000, with approximately $4.3 million in cash and cash equivalents and approximately $227,000 in marketable securities. With the completion of management’s restructuring plans, we have substantially reduced our cash burn rate. This has allowed us to preserve capital for future uses, including dividends, investments, or acquisitions. We believe that we have adequate capital for the next year; however we may require additional capital prior to the end of such period due to unforeseen events.

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

Results of Operations

For the quarter ended September 30, 2003 net revenues were $0, as compared to the same quarter last year revenues of $14,969. All of our revenues for the quarter ended September 30, 2002 were from the sales of Synergy software products. The loss from operations for the quarter ended September 30, 2003 was $527,180. The loss from operations for the same quarter last year was $1,576,175. The decrease of approximately $1.1 million from the quarter ended September 30, 2002 is primarily attributable to decreases in depreciation of $587,000, salaries and benefits of $210,000, professional fees of $83,000 and website management costs of $62,000. The loss from operations for the nine months ended September 30, 2003 and September 30, 2002 was $1,721,706 and $7,267,889, respectively. The loss from operations for the nine months ended September 30, 2002 included approximately $2.2 million of non-cash charges consisting primarily of $1.2 million of depreciation, $0.5 million losses on the disposition of fixed assets, goodwill impairment $325,000 and software inventory write-downs of $123,000.

The net loss for the quarter ended September 30, 2003 was $455,830, or $0.02 per share basic and diluted. For the quarter ended September 30, 2002, we had a net loss of $1,322,745, or $0.07 per share basic and diluted. For the nine months ended September 30, 2003 the net loss was $1,640,472 or $0.09 per share basic and diluted compared to net losses for the nine months ended September 30, 2002 of $6,630,513 or $0.36 per share basic and diluted.

Selling, general and administrative expenses were $507,405 for the quarter ended September 30, 2003, a decrease of $474,000 compared to the quarter ended September 30, 2002 primarily due to the reductions in salaries and benefits of approximately $210,000, professional fees of $63,000, as well as a decrease in web site management costs of approximately $62,000. The reduction of these costs as well as the overall decrease in expenses for the quarter ended September 30, 2003 are the result of BarPoint’s restructuring which commenced in the second half of 2001 and was completed during 2002.

Marketing and advertising expenses, which are included in selling, general and administrative expenses, were approximately $850 and $6,482 for the quarters ended September 30, 2003 and September 30, 2002, respectively. For the nine months ended September 30, 2003 and 2002 marketing and advertising expenses were $3,049 and $40,181, respectively. As a result of the streamlined operations, we expect future marketing and advertising spending will be nominal.

We had no research and development expenses for the quarters and nine months ended September 30, 2003 and September 30, 2002. In the past, these expenses consisted primarily of non-cash expenses related to the amortization of warrants issued to vendors in connection with services rendered on our behalf. As of January 1, 2002, all such amortization of warrants has been fully expensed. Research and development expense relates to planning stage activities for Web infrastructure development or enhancements. The majority of our development spending since March 2000 relates to web site application and infrastructure development activities, which are capitalized under accounting principles generally accepted in the United States of America.

Interest income was $6,950 and $25,845 for the quarters ended September 30, 2003 and September 30, 2002, respectively. For the nine months ended September 30, 2003 and 2002 interest income was $26,653 and $106,319, respectively. The decrease from the quarter and nine months ended September 30, 2002 was due to a decrease in cash balances resulting from operating losses during the last twelve months. The interest was earned from the investment of these balances in money market funds, government securities and commercial paper.

Liquidity and Capital Resources

At September 30, 2003, we had total assets of approximately $4.7 million and total liabilities of approximately $842,000, with approximately $4.3 million in cash and cash equivalents and approximately $227,000 in marketable securities. The marketable securities consisted of 98,836 shares of common stock of Socket Communications, Inc. Cash and cash equivalents decreased approximately $1.5 million from December 31, 2002 due to losses from operating activities of approximately $1.6 million, partially offset by cash provided by investing activities of approximately $191,000 which was from the sale of marketable securities.

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

On or about December 23, 2002, one of our former employees filed suit against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The former employee alleged that he was owed certain payments based upon several theories, including breach of contract, breach of employment agreement, and breach of change in control agreement. The former employee claimed damages of approximately $175,000 plus certain other statutory damages. We believed all of the claims were without merit, removed the case to the United States District Court for the Southern District of Florida, and asserted counterclaims for breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment. On March 5, 2003 the former employee filed an answer to our counterclaim denying liability to us. On October 21, 2003, the parties entered into a Settlement Agreement pursuant to which the parties exchanged releases and all claims and counterclaims were dismissed with prejudice on October 22, 2003 by the filing of a Joint Dismissal with the United States District Court for the Southern District of Florida. Consideration exchanged between the parties in the Settlement Agreement had no material effect upon our results.

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

On May 20, 2003, the we filed suit against PriceGrabber.com, Inc. and PriceGrabber.com, LLC (collectively, PriceGrabber) for infringement of our U.S. Patent No. 6,430,554, “Interactive System for Investigating Products on a Network” (known as the ‘554 Patent). The case was filed in the United States District Court for the Southern District of Florida. We allege that certain websites and technology made, used, sold and or offered for sale by PriceGrabber and certain of its affiliates infringe upon the ‘554 Patent. We have demanded damages and injunctive relief, including enhanced damages due to alleged willful infringement. On July 10, 2003, PriceGrabber denied liability, raised counterclaims, and requested a declaratory judgment that there is no infringement and that the ‘554 Patent is invalid. We believe that there is no merit to the counterclaims. The parties are currently involved in discovery.

On September 24, 2003, we filed suit in the Seventeeth Judicial Circuit in and for Broward County, Florida, Civil Division, against Zero-Sixty Corporation, a licensee of certain of our assets. We sued Zero-Sixty for, among other things, nonpayment of royalties. On October 21, 2003 the parties settled the case and exchanged releases. Consideration exchanged between the parties in the settlement had no material effect upon our results.

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

Dated: November 13, 2003

BarPoint.com, Inc.

By:	/s/ Jeffrey W. Sass
Jeffrey W. Sass
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey S. Benjamin
Jeffrey S. Benjamin
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification pursuant to Rule 13a-14 and 15d-14

Exhibit 31.2	Certification pursuant to Rule 13a-14 and 15d-14

Exhibit 32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002