Form 10KSB
period 2003-12-31
BARPOINT COM INC
filed 2004-04-14
CIK 1013690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                   For the fiscal year ended December 31, 2003
                                             -----------------

                        Commission File Number: 000-21235

                               BARPOINT.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                              11-2780723
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)

                     3100 Five Forks Trickum Road, Suite 401
                                Lilburn, GA 30047
                                -----------------
               (Address of principal executive offices) (Zip code)

                                 (770) 736-9383
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                  Common Stock
                                  ------------
                              (Title of each class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $12,476,472 as of April 12, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 94,896,229 shares of common stock were outstanding as of March 30 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

Transitional Small Business Disclosure Form (Check one):  Yes [ ];   No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

BarPoint.com, Inc. (the "Company") is a holding company for merchant, school, and nonprofit loyalty marketing programs. The Company markets online, store, and catalog-based loyalty programs that generate contributions to schools, nonprofits and other organizations, based upon parent and supporter purchases. Our vision is to provide a one-stop shop for schools, nonprofits, and other organizations to enroll in year-round, merchant-supported fund-raising programs. Our corporate headquarters is based in the Atlanta, Georgia area; we also maintain two offices in Northern California. We expect to change our name to LoyaltyPoint, Inc. on or about April 21, 2004.

OUR HISTORY

The Company initially operated in the real estate sector. In 1999, the Company engaged in a reverse merger with BarPoint.com, Inc., a Florida corporation, and changed its name to that of the Florida corporation. Through 2002, BarPoint.com developed and obtained patents for wireless Internet software with applications for online shopping. Revenue from this business was limited and decreased through 2002. In 2003, this business generated no revenue and the Company began searching to acquire another business.

Effective on February 18, 2004, the Company acquired FUNDever, Inc., a Delaware corporation ("FUNDever"), in a reverse merger transaction issuing 68,250,111 shares of its common stock to FUNDever stockholders. Immediately prior to the merger, we paid a cash dividend to our stockholders of approximately $0.05 per share and a stock dividend of approximately 0.429 shares of common stock for each share held of record immediately prior to the effective date of the merger. Additionally, we declared a second cash dividend payable to stockholders of record prior to the merger of approximately $0.03 per share, subject to certain terms and conditions contained in the merger agreement. See Item 7. Note 7 to "Financial Statements." Following the merger, FUNDever stockholders now own approximately 71.9% of our common stock. The financial statements contained in this Report are those of BarPoint.com and not those of the current business.

In connection with the merger, all of the officers and all but one of the directors resigned. Mr. Leigh Rothschild remained as a director and appointed Mr. Paul Robinson as a second director and chairman. Effective on April
11, 2004, Messrs. Stephen Avalone and Robert Scellato became directors of the Company. Our new management team consists of Mr. Paul Robinson, chairman and chief executive officer; Mr. Mickey Freeman, president; Mr. Curtis Ramsey, chief financial officer; Mr. Andrew Schulz, chief technology officer; and Mr. Stephen Avalone, chief marketing officer. The seasoned management team brings entrepreneurial, technology, and general management experience in the education, software, and technology arenas, with an emphasis on sales, marketing, and rapid-growth businesses. See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

FUNDever commenced operations in April 2002, with a focus on nontraditional educational fundraising programs, targeting approximately 111,000 elementary, middle and high schools in the United States. In 2003, FUNDever experienced growth in its Learn & Earn program and consummated three acquisitions, positioning FUNDever as a top year-round school and nonprofit support program in the United States. Each of these acquisitions added significant new customer and merchant relationships.

The first acquisition was an asset acquisition on March 31, 2003 of Technology 4 Kids, LP, a Boston, Massachusetts-based online shopping support program where a percentage of online purchases made from brand name retailers created points that could be converted by schools to acquire copiers, printers, fax machines, etc. Under the terms of the asset purchase agreement, FUNDever issued shares of its Series A preferred stock. The shares of FUNDever stock were distributed to the stockholders of T4K and were converted into an aggregate of 809,217 shares of the Company as a result of the merger between FUNDever and the Company.

The second acquisition occurred on July 31, 2003 and was a merger with Schoolpop, Inc. ("Schoolpop"), based in Menlo Park, CA. Schoolpop is an online shopping program, giving a percentage of online purchases made from brand name retailers as cash contributions to schools and nonprofits. Pursuant to the merger, Schoolpop became a wholly-owned subsidiary of FUNDever. Under the terms of the merger agreement, Schoolpop's stockholders received as merger consideration approximately $13,000,000, a convertible promissory note in the principal amount of $1,055,000 (convertible into new Series B preferred stock of FUNDever in an amount equal to 27% of all issued and outstanding shares of capital stock of FUNDever) and also received a five-year contingent earn-out ranging from 6% to 10% of net revenue generated from specified schools and business lines, not to exceed $32,000,000. Approximately $12,655,000 of the merger consideration came from Schoolpop's existing cash. The convertible promissory note was subsequently amended to be convertible immediately before the merger between FUNDever and the Company into common stock of FUNDever in an amount equal to 17% of all issued and outstanding shares of capital stock of the Company. As a result of the merger between FUNDever and the Company, the convertible promissory note was converted and the note holders received an aggregate of 16,133,000 shares of the Company.

The third acquisition closed on November 30, 2003 and was the purchase of certain assets of Schoolcash, Inc., Schoolpop's primary competitor in the online shopping market. Under the terms of the asset purchase agreement, FUNDever paid approximately $180,000 in cash, delivered a promissory note in the principal amount of $250,000 and agreed to pay a five-year contingent earn-out ranging from 6% to 10% of net revenue generated from specified merchants and schools.

By the end of 2003, between FUNDever and its combined acquisitions, over 55,000 schools and nonprofits had enrolled in FUNDever's support programs and millions of dollars had been contributed to schools and nonprofits. FUNDever rolled this combination into one portfolio and labeled its offering Year-Round School Support.

In January 2004, with the online shopping program fully integrated, FUNDever looked to expand its offline shopping program with stores and catalogs. Schoolpop completed another acquisition, further penetrating the school and nonprofit market. It acquired certain assets and assumed certain liabilities of The National Scrip Center, Inc. ("NSC"), the Santa Rosa, California-based nonprofit company that founded the scrip (gift certificates and stored valued purchase cards) industry in 1988. A total of 12 NSC employees have become Schoolpop employees. Pursuant to the purchase, Schoolpop agreed to pay approximately $55,000 in cash, agreed to a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers and agreed to assume approximately $1,266,000 owed to certain nonprofit creditors of NSC and approximately $244,166 owed for computer software and hardware. The preceding consideration is subject to further adjustment downward. Schoolpop did not agree to assume liabilities to trade vendors or any other creditors of NSC.

OUR STRATEGY

Our objective is to increase stockholder value by growing revenues, and providing earnings and cash flow, while providing year-round funding support to schools, nonprofits, and other organizations. The three aspects of our business strategy are:

         o Integration: combine a suite of synergistic "everyday shopping" programs that generate a contribution back to a school, nonprofit or other organization;

         o Diversification: create separate divisions and subsidiaries focused on individual vertical markets; and

         o Economization: leverage our corporate overhead across divisions and subsidiaries to create economies of scale.

In order to execute these strategies, we will:

COMPLETE OUR PROGRAM OFFERINGS, BUILD OUR CUSTOMER BASE AND ADD INCREMENTAL REVENUE STREAMS, THROUGH ACQUISITIONS

Our acquisition strategy is to acquire:

         o new synergistic programs that can be sold into one or more vertical markets;

         o incremental revenue streams and/or school and nonprofit customer bases through similar existing programs that require little or no additional overhead to integrate; and

         o complementary technology assets that enhance our online shopping platform.

DIVERSIFY LOYALTY MARKETING CHANNELS

We intend to serve multiple loyalty marketing channels through a divisional approach with our subsidiary, Schoolpop, Inc., serving the school market. New brands will be created as business units to serve other markets, including merchant, nonprofit and other organizations. Our goal is to leverage product capabilities across markets to reduce overhead, create distribution efficiencies, and cover the key addressable market opportunities.

INTEGRATE AND EXPAND TECHNOLOGY EFFICIENCIES

The Company is uniquely positioned to leverage proprietary technology to scale the business and grow market share without significant incremental capital expenditures. Our goal is to offer schools, nonprofit and other organizations support from multiple customer access points, including online, wireless and offline, through stores and catalogs, leveraging our management team's technology competency and creating a barrier to entry for competitors.

DEVELOPMENT OF BUSINESS

FUNDever was founded in 2002, and began test marketing of its educational software business. It also developed its basic business model, including the four value propositions described below under "Our Markets." In 2003 and January 2004, FUNDever implemented its business strategy and completed the acquisitions referred to above, which now constitute the business of the Company.

OUR MARKETS

Our primary market is the approximately 111,000 elementary, middle and high schools in the United States, from which we have identified an estimated $6.9 billion addressable market opportunity. We identify this market as the Year-Round School Support Market. Schools are facing record budget deficits and are looking for incremental, easy to run, but financially impacting funding programs to complement or replace traditional fundraising mechanisms. Our primary competitors are traditional fundraising solutions, offering cookie dough, candy, magazines, jewelry and gift wrap that require students, parents, and supporters to sell and deliver unwanted, overpriced products and use the schools as the primary distribution and customer service vehicle.

The four main value propositions that differentiate us from traditional school fundraising options are as follows:

         o Generating year-round, recurring revenue streams through online and offline programs offering parents and supporters "everyday" products they would purchase anyway throughout the year;

         o Providing products at or below retail prices, a new competitive advantage not found in school fundraising;

         o Offering educational and family-friendly products like software, magazines, and personalized books as an alternative to unhealthy product offerings like cookie dough and candy, as well as unwanted, overpriced commodities like gift wrap and jewelry; and

         o Delivering a suite of meaningful yet easy to run, nontraditional fundraising programs that can supplement or replace traditional fundraising solutions and expand the total annual earning power of each school client without the incremental work and resources associated with traditional solutions.

A secondary addressable market opportunity of an estimated $21 billion exists with nonprofits, which are facing similar budget cuts and volunteer constraints.

OUR PROGRAMS

The Company's principal programs cross four primary product lines:

Scrip & Earn: This is the Company's year-round anchor program which we recently acquired from NSC. This program offers cash-equivalent gift cards, gift certificates and stored value purchase cards (collectively, "SVPs" or "scrip") that parents and supporters buy from schools and from nonprofits and use either as gifts or in their daily purchases (groceries, gas stations, pharmacies, etc.) instead of cash, thus earning a varying contribution percentage for their school or nonprofit. We purchase the scrip at a discount from face value direct from merchants, and then sell it to schools and nonprofits at a slight mark-up. In turn, the schools and nonprofits sell the scrip to parents and supporters at face value, earning the spread. The merchants participate in order to create cash flow, generate repeat business and gain loyal shoppers.

Our predominant scrip offering is exclusive to us and is provided by American Express Incentive Services, LLP ("AEIS"), which delivers three unique multi-merchant stored value cards. These cards include: (i) the Encompass Select card, accepted everywhere the American Express card is accepted; (ii) the Persona Select card, accepted at hundreds of brand-name merchants as a gift card; and (iii) the Fill It Up card, taken at virtually all gas stations accepting American Express. The combination of these three cards is powerful, providing what we believe is the broadest-reaching, exclusive scrip card program in the marketplace, and is the only such offering in the industry.

Revenue from our scrip business is high, in relation to our other revenue sources, but the gross margins are very low. We anticipate that over 90% of our 2004 revenue will come from our scrip program; approximately 75% of this scrip revenue is anticipated to be derived from AEIS products, although our goal is to reduce it to 50% by year end. While NSC offered scrip from over 300 merchants, we are focusing on selling scrip of AEIS and approximately 40 other merchants. We are limiting our merchant offerings in order to improve operating efficiencies and inventory management. The impact of limiting our merchant offerings will be that our anticipated 2004 revenue will be lower than the historical revenue generated from the assets we acquired from NSC. We anticipate that this scrip revenue will increase in the long-term.

A material consideration for the Company in entering into the NSC transaction was the assumption and continuation of the AEIS exclusive agreement. AEIS granted the Company an extension of NSC's exclusive agreement until May 14, 2004 pending negotiations relating to a long-term exclusive agreement. See Item 6. "Management's Discussion and Analysis."

Shop & Earn: This is the Company's flagship online and offline, non-scrip offering, which lets parents and supporters purchase brand-name goods from merchant partners online, at stores, or from catalogues and earn a varying contribution percentage back to the school or nonprofit of the person's choice.

Charge & Earn: A secondary shopping tool, a special private label Bank One Visa(TM) card, allows purchasers to contribute one percent from every purchase placed on the card, and also provides a one-time activation bonus to the school or nonprofit of their choice. Additionally, as shoppers use their Schoolpop registered cards at participating merchant stores, the merchant contributes a varying percentage back to the school or nonprofit.

Earning Events: Our other programs are based upon a schoolwide drive that includes heavy upfront promotion from parent groups and administrators followed by light but continuous promotion year-round using free marketing tools provided by the Company. These programs include the following:

         o Learn & Earn, which includes discounted educational and family media, such as educational software, magazines, learning books, audio books, games, family music, and personalized books. This program is offered as a school-promoted catalog event, where students take catalogs and gift certificates home, and parents and supporters can purchase media titles and redeem them online or offline by mail at their convenience. The school or nonprofit receives 25%-40% of the selling price, depending on the product purchased.

         o Auction & Earn, run in conjunction with eBay Giving Works, allows parents and supporters to clean out their closets and basements of potentially valuable goods and bring them to their school or nonprofit on "Auction Day." The donor receives a tax deduction form, and we use an exclusive partner, Atlanta-based YourAuction Stop (whose stockholders include two members of our senior management), to clean, photograph, and list the item on eBay and ship it after sale. Post-sale, we pay 60% of the selling price to the donor's school or nonprofit.

SALES AND MARKETING

The Company uses a "leveraged distribution model" to grow revenue while maintaining a small, flexible marketing and sales staff. The Company enrolls schools and nonprofits in its suite of programs using telephone sales as the primary distribution vehicle. The Company deploys two inside sales teams, one based in Northern California and the other based at our Atlanta area headquarters who call on an existing base of approximately 55,000 school and nonprofit clients. The primary model is to cross-sell existing school "champions," typically parent volunteers, from one program to multiple programs to further penetrate school and nonprofit accounts and to expand the earning power of participating organizations. Lead generation includes direct marketing via email, direct mail, advertising and partner marketing.

Once enrolled, the school or nonprofit appoints a "Schoolpop Champion" who acts as the Company contact person for promotions inside the organization. The Champion's key responsibility is to encourage participation within the organization's supporter base (e.g., parents). To assist with this goal, the Company provides a complete set of free online and offline marketing materials for the Champion's use in recruiting supporters to participate.

By utilizing this scalable model, one account manager can manage 200 or more organizations.

COMPETITION

The Company competes in three primary product segments of the school and nonprofit support market:

Product Fundraising: This includes cookie dough, candy, magazines, jewelry, and gift wrap. We offer magazines, most of which are offered bundled together at a discounted price, effectively differentiating ourselves from individual sales.

Principal competitors include QSP, Great American, IFS, Sally Foster, and Innisbrook Wraps. We compete based on letting useful everyday, year-round purchases help schools and nonprofits, versus above-retail priced commodities that have low perceived value and high perceived hassle to administer as fundraising programs.

Nontraditional Fundraising: This includes auctions, book fairs, educational software, school supplies, and small events (car washes, bake sales, etc.). We compete aggressively in the auction and educational software categories, offering a hassle-free, innovative, and value-priced alternative to resource-intensive, traditional funding solutions. The ability to run these programs anytime and be a one-stop shop effectively differentiates us, as does our direct shipping model that takes schools and nonprofits out of the difficult inventory management phase typically associated with fundraising programs. Principal auction competitors include Auction Drop, Quick Drop, SmartSell and NuMarkets. With our Auction & Earn program, we use schools as the primary auction item drop-off location and partner with our affiliate, YourAuction
Stop, for program management. This is compared to other auction companies that build or lease retail store space and ask supporters to bring items to them. Principal media competitors include Scholastic, which offers books and a limited selection of software at book fairs. We believe we have a competitive advantage with the book fairs because of our offering of thousands of titles, anytime redemption, and simplicity for the school's media specialists (librarians), who do not need to use their school libraries for weeks at a time to run low-margin, resource-intensive book fairs. Scholastic has a large national presence, has much greater financial and other resources and offers books through catalogues, similar to Learn & Earn. It is the dominant company in the sale of books and related items directly to parents. Other competitors include the large national bookstores and online booksellers.

Shopping-Based Fundraising: This includes credit card rebates, online shopping, and scrip or SVPs. This is our primary addressable market opportunity and an area of marked competitive advantage. In the credit card rebate segment, we offer a private-label Bank One Visa(TM) card under the Schoolpop brand, as previously described. In the online shopping segment, Schoolpop is, we believe, the largest online shopping support company in the United States and offers a robust, easy to use shopping engine with access to over 300 brand-name merchants. In the scrip or SVP program, we are the exclusive carrier of the AEIS Encompass Select, Persona Select and Fill It Up cards, offering variable rebates for everyday purchases from AEIS merchants. We are negotiating with AEIS to offer additional exclusive SVP cards products. The Encompass Select card is accepted at WalMart and Costco, the top two "big box" discount stores in the United States, making us the only scrip business in the United States to offer a card that can be used for purchases at WalMart and Costco. Other merchant-specific SVP offerings include Starbuck's, Home Depot, Blockbuster, and other brand-name, everyday shopping options. The annual rebate earning power from daily and weekly purchases far outweighs what traditional resource-intensive, mainly fall-based or other seasonal programs generate, at a fraction of the effort. Principal competitors in this category include boxtops4education.com, managed by General Mills, schoolmall.com, schoolshare.com, and iGive.com. All are predominantly online giving programs versus the bundled online and offline programs offered by us that allow purchases from thousands of online, store, and catalog merchants to support funding efforts. In the scrip market, primary competitors include Great Lakes Scrip, eScrip and Scrip Advantage. A major current competitive advantage is our exclusive offerings of AEIS SPVs and their acceptance everywhere the American Express card is accepted. Our competition is dependent upon individual merchant agreements, limiting scalability, and creating incremental fulfillment and operational expenditures.

INTELLECTUAL PROPERTY

A key element of the merger between BarPoint.com and FUNDever was BarPoint.com's existing technology. This includes three existing United States patents, including two recently-issued patents, and three other United States patents pending. The original patent for our "Interactive System For Investigating Products on a Network" protects technology related to the utilization of unique identifiers such as UPC numbers, barcodes, manufacturers' codes and other coded input to gather product-related information from a database and the Internet from both wired and wireless devices. The first new patent extends and expands on the scope of the wireless claims contained in the original patent. The second new patent covers our unique method for linking a billboard or signage to information on a global computer network via manual information input or by use of a global positioning system. It is anticipated that this technology will be relevant to future shopping-based initiatives, dependent upon consumer adoption of high-speed Internet access from handheld devices.

We have filed a lawsuit against PriceGrabber.com for infringement of our patent and that action is in the discovery phase. See Item 3. "Legal Proceedings." Previously, we filed a lawsuit against Fullplay Media Systems that resulted in a license and settlement agreement. We intend to seek license agreements with other parties and in the process may file additional patent infringement lawsuits in order to protect our intellectual property.

Our registered trademarks include Schoolpop, Technology 4 Kids and You're Going to Buy Stuff Anyway...Make it Count. We have applied for the trademark Learn & Earn.

EMPLOYEES

We have 33 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters are located in Lilburn, Georgia, a suburb of Atlanta. We lease approximately 4,100 square feet of space in a two story office building, under a lease which expires in March 2005. The monthly cost is $4,500. The Company also leases two separate office spaces in California for the technology staff and for the scrip business. The technology staff, located in Menlo Park, California, currently uses approximately 8,000 square feet of office space in a single-story office complex, under a lease which expires October
2004 at a cost of $12,000 per month. The scrip operations, located in Santa Rosa, California, uses approximately 2,367 square feet of office space in a single-story office complex, under a lease which expires in March 2005. The monthly cost is $2,600. All of the offices we lease are in good condition. Upon expiration of the leases, we do not anticipate any difficulties in renewing any of the leases or obtaining new space without material increases in our cost. With respect to Menlo Park which expires in October, we expect to materially reduce our rent expenses.

ITEM 3. LEGAL PROCEEDINGS.

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 in the United States District Court Central District of California. Albertson's alleged violations of the Lanham Act, breach of contract, interference with prospective economic advantage and violation of the unfair competition law of California. The allegations related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop have agreed to indemnify us for any damages incurred with regard to this action. We have been in settlement discussions with Albertson's and have orally agreed to settle the action for $300,000 to be paid monthly over a number of years. We are offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify us for any damages with regard to this action.

As discussed in Item 1. "Description of Business," in January 2004, Schoolpop acquired certain assets and assumed certain liabilities of NSC. At the time of the acquisition, NSC had substantial debts to third parties. Two lawsuits have been filed against Schoolpop by creditors of NSC related to this transaction. While Schoolpop paid fair consideration for the assets purchased and only agreed to assume specified liabilities of NSC, there is no assurance that other creditors of NSC will not seek collection from Schoolpop. The Company believes that Schoolpop should not be liable to creditors of NSC, except to the extent that Schoolpop specifically agreed to assume those obligations, and will vigorously defend any actions like those set forth below.

In the larger lawsuit, Honey Baked Ham, Inc. and Gerard, Inc. filed an action in February 2004 against Schoolpop in the Superior Court of California, County of Sonoma. The plaintiffs are seeking to recover approximately $140,000 in damages for alleged violations of the unfair competition law of California, conversion and unjust enrichment as a result of Schoolpop's purchase of SPVs from NSC that NSC acquired from the plaintiffs. The plaintiffs alleged that NSC had the inventory on consignment, did not pay for it and transferred the inventory to Schoolpop, as an alter ego of NSC, without any consideration. Schoolpop's defense is that it paid fair consideration for the purchase of the gift certificates as an arms-length purchaser without any knowledge of an adverse claim and the we believe that Schoolpop should not be held liable for the obligations of NSC to the plaintiffs.

We acquired Harmat Homes as a result of the 1999 reverse acquisition transaction with The Harmat Organization, Inc. Harmat Homes, Inc, a non-operating subsidiary, has no assets of which we are aware and has not operated since prior to the reverse acquisition. At the end of 2002, the Company became aware that a default judgment had been entered against Harmat Homes, Inc. The judgment was entered on April 22, 2002 as a result of a third-party claim by a defendant against Harmat Homes in a case pending in the Supreme Court, State of New York, Suffolk County. The case relates to an alleged injury that occurred in 1999. Any damages against Harmat Homes will not be calculated and assessed until the trial process is completed. As a result, the Company is unable to predict the extent to which Harmat Homes may be found liable. In any event, the Company is not a party to the action and no claim has been made with respect to us. We do not believe that the Company should have any liability associated with the matter.

On May 20, 2003, the Company filed suit against PriceGrabber.com, Inc. and PriceGrabber.com, LLC (collectively, "PriceGrabber") for infringement of our U.S. Patent No. 6,430,554, "Interactive System for Investigating Products on a Network" (known as the "554 Patent"). The case was filed in the United States District Court for the Southern District of Florida. The Company alleges that certain websites and technology made, used, sold and or offered for sale by PriceGrabber and certain of its affiliates infringe upon the 554 Patent. We are seeking damages and injunctive relief, including enhanced damages due to alleged willful infringement. PriceGrabber denied liability, raised counterclaims, and requested a declaratory judgment that there is no infringement and that the 554 Patent is invalid and unenforceable. We believe that there is no merit to the counterclaims. The parties are currently involved in discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock which trades on the Over-the-Counter Bulletin Board under the symbol "BPNT.OB." Prior to July 25, 2003, our common stock traded on the Nasdaq Small Cap Market.

                                                        HIGH            LOW

FISCAL YEAR ENDING DECEMBER 31, 2003
First Quarter                                         $   0.20         $ 0.10
Second Quarter                                            0.37           0.11
Third Quarter                                             0.43           0.12
Fourth Quarter                                            0.25           0.13
FISCAL YEAR ENDED DECEMBER 31, 2002
First Quarter                                         $   0.53         $ 0.25
Second Quarter                                            0.39           0.18
Third Quarter                                             0.23           0.13
Fourth Quarter                                            0.23           0.10

HOLDERS

As of April 6, 2004, there were 275 holders of record of our common stock and approximately 3,300 beneficial owners. In addition, there are three shares of super voting Series A preferred stock outstanding that entitle the one holder to 671,766 votes, which vote together with the common stock.

DIVIDEND POLICY

In November 2001, we announced a plan to utilize excess capital for future strategic uses including investments, acquisitions or for distribution to the stockholders. Such excess capital was available for use if deemed appropriate by the Company. In conjunction with the decision to utilize excess capital for the benefit of our stockholders, our board of directors approved the declaration of a dividend of $0.12 per common share (approximately $2,300,000) which was paid on January 14, 2002 to stockholders of record as of December 24, 2001. On May 6, 2002, we announced a $0.12 per common share cash dividend to stockholders. The dividend of $0.12 per common share (approximately $2,300,000) was paid on June 14, 2002, to shareholders of record as of May 30, 2002.

In connection with the Company's recent merger, the Company (i) paid a cash dividend to the Company's stockholders of approximately $0.05 per share, (ii) paid a stock dividend to the Company's stockholders of approximately 0.429 additional shares per share of the Company's common stock, and (iii) declared a second cash dividend to stockholders of approximately $0.03 per share. This second cash dividend is subject to certain terms and conditions contained in the agreement and plan of merger. All of these 2004 dividends were paid or are payable (in the case of the second cash dividend) to the Company's stockholders of record as of February 17, 2004, or one day prior to the effective date of the merger.

Currently, we intend to retain future earnings in order to finance the growth and development of our business and do not anticipate declaring dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2003, we did not issue shares of our common stock which were not covered by an effective registration statement.

PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2003, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Risk Factors Relating to Our Business and Our Common Stock." We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

From 1999 through 2003, the Company developed and obtained patents for wireless Internet software with applications for online shopping. Revenue from this business was limited and decreased through 2002. In 2003, this business generated no revenue. Because of the reverse merger in February 2004 and our business becoming that of FUNDever, discussion of the operating results for 2003 and 2002 and cash flow are not meaningful in relation to the on-going operations of the combined entities. The subsequent discussions in this Item 6 are that of the combined entities, going forward. Operating results for FUNDever for the period February 19, 2004 through March 31, 2004 will be contained in the Company's Form 10-QSB due to be filed with the Securities and Exchange Commission ("SEC") by May 17, 2004. Additionally, complete historical financial statements for FUNDever and the businesses it acquired will be contained in the Form 8-K/A due to be filed with the SEC by May 3, 2004.

The liquidity discussion below is not based upon the financial statements contained in this Report.

LIQUIDITY AND CAPITAL RESOURCES

Through the reverse merger transaction with FUNDever, approximately $1,000,000 of cash, cash equivalents and marketable securities remained in the Company. As of March 26, 2004, we have approximately $1,086,021 in cash, cash equivalents and marketable securities.

FUNDever has historically generated insufficient cash flow from operations to cover operating expenses. FUNDever has had to raise additional capital through commercial bank loans and private investors in order to meet its operating capital needs. FUNDever has also been able to obtain capital through the acquisition of companies and assuming the cash and cash equivalent balances of those companies.

The Company anticipates that it will continue to generate insufficient cash flow from operations to meet operating capital needs, until at least the fourth quarter of 2004. With the existing operations today, we believe that our existing cash will be sufficient to fund the negative operating cash flow over the next three fiscal quarters. Additional capital resources may be required to fund negative operating cash flow in future periods beyond the third quarter of 2004, and the Company gives no assurances that it will be able to obtain adequate capital resources on acceptable terms and conditions.

In January 2004, we acquired certain assets and assumed certain liabilities of NSC, as more fully described above. A material consideration for the Company in entering into the NSC transaction was the assumption and continuation of the AEIS exclusive agreement which currently expires on May 14, 2004. The Company can give no assurances that a new agreement can be reached. If the Company is unsuccessful in reaching an exclusive agreement with AEIS, the resulting loss of revenue could have a material negative impact on the Company's anticipated revenue and operating cash flow, dependent upon whether we can continue selling the cards without an exclusive agreement, or whether AEIS cancels the program entirely.

As part of the terms of the on-going discussions with AEIS, the Company anticipates it will need to pay an undisclosed amount of cash upon execution of a new agreement, with anticipated future cash payments ranging from three to five years. We currently do not have sufficient liquidity or capital resources to both make the initial cash payment and continue to fund negative operating cash flows. Therefore, we began negotiations with a private investor, and have subsequently received a preliminary term sheet for a private placement of equity securities of up to $3,000,000. One of the conditions to the closing of this investment would be the Company reaching an exclusive agreement with AEIS, on terms acceptable to the investor. There are no assurances that we can reach an agreement with the investor on terms that are satisfactory to the Company or that we can otherwise obtain the necessary financing.

We currently have an existing revolving credit facility with Shelby County Bank in the amount of $430,000, all of which is fully drawn. The line bears interest at the floating rate of prime plus 0.5% per annum, and is payable on demand, and, if no demand is made, then monthly payments of accrued interest. The line of credit expires in May 2005. This credit facility is secured by all of Schoolpop's accounts receivable, inventory and equipment.

We also have a term loan outstanding in the amount of $1,000,200 payable to Robert Scellato, a new director of the Company. This loan bears interest at the floating rate of prime plus 1.5% per annum. We make monthly payments of accrued interest only, with the principal balance due in one lump sum on or before February 18, 2005. The loan is secured by all of Schoolpop's inventory, chattel paper, accounts, equipment and general intangibles. We also owe Mr. Scellato $81,000, which is being paid at the rate of $4,000 per month. See Item 9. "Certain Relationships and Related Transactions."

We have two separate FUNDever notes payable to an unaffiliated individual. The first loan was made in April 2003 in the original principal sum of $75,000. This note bears interest at 2% per month with monthly interest and principal payments of $3,319 beginning in August 2003. The second loan was made in January 2004 in the original principal sum of $100,000. This note bears interest at 2% per month with monthly interest and principal payments of $3,923. Both notes are unsecured.

In connection with the acquisition of assets from Schoolcash, referenced above, we issued a $250,000 note payable to the sellers secured by all of FUNDever's assets. This loan bears interest at the fixed rate of 6% per annum, with monthly payments of accrued interest, beginning on January 1, 2004, until paid in full. Principal due under this note is payable in 11 equal monthly installments of $21,000, beginning on June 1, 2004, and a final payment of $19,000 on May 30, 2005.

In connection with the acquisition of assets from NSC, referred to above, we agreed to assume leases and a long-term obligation for the accounting software, which we are in the process of assuming. As of the assumption date, we will owe 54 monthly payments of $3,902 or approximately $210,724 for the accounting software. The lease costs are not material.

Additionally, as part of the consideration for the acquisition of certain assets from NSC, we owe NSC approximately $55,000.

In the NSC transaction, we also agreed to pay approximately $1,266,000 to schools and nonprofits. Our agreement to assume these liabilities contemplated a continuation of future scrip business. Following the NSC acquisition, we learned that many of the schools and nonprofits ceased purchasing NSC scrip, while others purchased only AEIS products. We are currently engaged in discussions with the schools and nonprofits previously serviced by NSC. We are offering to provide a credit to the schools and nonprofits in exchange for future business. We are beginning to see NSC schools and nonprofits resume their full purchase of our scrip offerings, however, we are uncertain of the full extent to which we will be successful in this regard. Either way, this will impact our liquidity in 2004.

As discussed in Item 3. "Legal Proceedings," we are engaged in litigation which can have a material adverse effect upon our future liquidity.
In connection with the acquisition of Schoolpop, the Company is currently a defendant in a lawsuit with Albertson's. The two parties have orally agreed to settle this litigation for $300,000. If we consummate the Albertson's settlement, we will pay them $20,000 down and the balance of $280,000 at the rate of $5,000 per month. As part of the terms of the Schoolpop acquisition, the Company agreed to make contingent earn-out payments to former Schoolpop stockholders based upon revenue generated from specified schools and business lines attributed to Schoolpop. A stipulation to the payment of the earn-out is the Company's ability to offset earn-out payments to former Schoolpop stockholders for any costs or expenses arising from certain indemnified events, including the Albertson's litigation. Through the fourth quarter ended December 2003, we had accrued $58,328 in earn-out payments due former Schoolpop stockholders, which could be offset with any negotiated settlement payments to Albertson's and associated litigation costs. The Company can give no assurances that the revenues generated by the Schoolpop schools and business lines can be sustained or sufficient in the future to cover our litigation and settlement costs, which may adversely impact future liquidity and capital resources.

By December 31, 2005, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to incur material costs in 2005 in meeting this requirement.

Historically, the Company's largest capital expenditures have been for computer and networking equipment; software licenses and software development; and the installation and implementation costs associated with the equipment and software. Due to the amounts that have been invested by the former management of the companies that have been acquired, we do not anticipate any material capital expenditures in the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS

Reference is made to the discussion of acquisitions made by the Company, more fully described above in Item 1. "Description of Business." Pursuant to the acquisition agreements, we have entered into three separate earn-out agreements with the respective sellers which obligate the Company to make payments to the sellers, based upon a certain percentage of future revenue. Under GAAP, the payments associated with the earn-outs are recognized as a current period expense when earned, therefore, no amount will be reflected on the Company's balance sheet for the earn-out agreements. There are no minimum amounts associated with the earn-outs, so if the businesses fail to generate any future revenue, then we would be under no obligation to make any payments to the sellers.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

The following critical accounting estimates relate to the financial statements contained in this Report. They do not necessarily relate to our current business.

IMPAIRMENT OF LONG-LIVED ASSETS. Our long-lived assets include property and equipment. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. When these estimates change we are required to record impairment charges against these respective assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after

December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our strategy including the consummation of additional acquisitions, modifications to the NSC and the AEIS agreements, our future scrip revenue, outcome of our pending litigation, our achieving positive cash flow and obtaining future financing . Additionally words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, raising of additional capital, the future price of our stock, the Company's ability to integrate its technology into its business model, its ability to manage its anticipated growth, resolving contractual issues and its ability to maintain its intellectual property. Further information on the Company's risk factors is or will be contained in the Company's other filings with the Securities and Exchange Commission.

RISK FACTORS RELATING TO OUR BUSINESS AND OUR COMMON STOCK

Investing in our common stock involves a high degree of risk. These risk factors include the following as well as those contained above.

         SINCE WE EXPECT TO INCUR EXPENSES IN EXCESS OF REVENUES FOR THE NEAR FUTURE, WE MAY NOT BECOME PROFITABLE AND YOUR INVESTMENT MAY BE LOST.

We expect to incur losses at least until the fourth quarter of 2004. We have never had net income for any fiscal year and may never be profitable, or, if we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

         IF WE FAIL TO NEGOTIATE A SATISFACTORY EXTENSION OF OUR SCRIP PROGRAM WITH AEIS, OUR REVENUE AND FUTURE RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

We anticipate that approximately 69% of our 2004 revenue will come from our sales of AEIS scrip, although our goal is to reduce our AEIS scrip revenue to approximately 50% by year end. While we are currently engaged in negotiations to extend our agreement with AEIS, which expires May 14, 2004, we can give you no assurances that it will be extended on favorable terms. If it is not, our anticipated 2004 revenue may be substantially less than anticipated and our results of operations may be materially and adversely affected.

         IF WE FAIL TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT OPERATIONS.

We are seeking to raise up to $3,000,000 to maintain our relationship with AEIS, for working capital purposes and to meet our existing financial commitments in order to sustain current operations. If we are unable to raise sufficient funds, we may not maintain our relationship with AEIS or the exclusivity of that relationship. Additionally, depending upon resolution of existing litigation and our resolution of liabilities we agreed to assume from NSC and other claims asserted by NSC creditors, without raising sufficient capital we may reduce operations and your investment in our securities may be lost.

         A SIGNIFICANT PORTION OF OUR GROWTH HAS COME FROM ACQUISITIONS, AND WE PLAN TO MAKE MORE ACQUISITIONS IN THE FUTURE AS PART OF OUR CONTINUING GROWTH STRATEGY. THIS GROWTH STRATEGY SUBJECTS US TO NUMEROUS RISKS.

Our business strategy relies heavily on acquiring complementary business. Acquisitions require significant capital resources and divert management's attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. Additionally, we have not retained senior management from companies we acquired, which may create difficulties in retaining business relationships. Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

         o        We will identify suitable acquisition candidates;

         o        We can consummate acquisitions on acceptable terms;

         o We can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

         o We will be able to retain an acquired company's significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

         FUNDEVER HAS GROWN RAPIDLY SINCE 2003, AND ITS GROWTH HAS PLACED, AND IS EXPECTED TO CONTINUE TO PLACE, SIGNIFICANT DEMANDS ON US.

Beginning in 2003, FUNDever has grown rapidly through acquisitions and is looking to complete additional acquisitions. Businesses that grow rapidly often have difficulty managing their growth. This rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth, particularly with the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2005. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our growth. Our failure to meet these challenges could materially impair our business.

         WE HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

We have incurred losses in every year since our inception. As of December 31, 2003, we had a retained earnings deficit of $31,213,534 without including the historical losses of FUNDever. Although we expect to generate positive cash flow from operations in the fourth quarter of 2004, there are no assurances we will meet this expectation. Unless we generate profitable operations, we may not be successful and your investment could be impaired.

         OUR OPERATING RESULTS CAN BE EXPECTED TO FLUCTUATE FROM PERIOD TO
PERIOD.

Our business is seasonal and our operating results can be expected to fluctuate from period to period. In 2004, we anticipate that the fourth quarter will reflect our seasonality from our business as consumers purchase goods and services for the holiday season. It is anticipated that 44% of our revenues will be generated in the fourth quarter. Additionally, we expect that our revenue may be lower in the summer months. Our varying periodic results may cause the drop of our common stock price if investors react to our reporting operating results which are less favorable than in a prior period or than those anticipated by investors or the financial community generally.

         ANY LIABILITY AS WELL AS LITIGATION COSTS RELATED TO THE ONGOING LITIGATION INSTITUTED BOTH BY AND AGAINST US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are involved in litigation. In one lawsuit, we have filed a lawsuit against a company claiming patent infringement, and the defendant has responded by filing counterclaims against us. The cost of patent litigation is significant, and the potential recovery by either us or the defendant is uncertain. In addition, a default judgment has been entered against a non-operating subsidiary of the Company which we believe became inactive on or about 1999. The potential litigation costs and liability of this judgment are uncertain, although we believe there is no liability. We are also a defendant in lawsuits brought by creditors of NSC. Any liability as well as litigation costs related to the ongoing litigation instituted both by and against us could have a material adverse effect on our results of operations and financial condition.

         AN AUDIT OF OUR STATE TAX RETURNS COULD RESULT IN TAX LIABILITY WHICH COULD MATERIALLY HARM THE COMPANY.

One state is currently conducting an audit of tax returns filed by the Company and each of its subsidiaries other than those acquired in the FUNDever merger. The outcome of these audits is uncertain. Any taxes, interest and penalties assessed could be material.

         IF WE LOSE THE SERVICES OF OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT QUALIFIED STAFF, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our success is dependent upon the performance, contributions and expertise of our senior management team, including, among others, Paul Robinson, Mickey Freeman, Stephen Avalone, Curtis Ramsey and Andrew Schulz. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

         WE ARE CONTROLLED BY OUR MANAGEMENT, WHICH MEANS THAT OUR MANAGEMENT MAY STOP A THIRD PARTY FROM ACQUIRING US EVEN IF IT IS IN THE BEST INTEREST OF OUR STOCKHOLDERS.

Our management controls approximately 43% of our outstanding common stock. As a result, they may be able to exercise control over all matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. Additionally, their voting control can have the effect of delaying or preventing a change of control, which may be beneficial to our stockholders.

         WE MAY ISSUE COMMON OR PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS WITH FEATURES WHICH COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND COULD DEPRESS OUR STOCK PRICE.

In the future, our board of directors may issue one or more series of common or preferred stock that has more than one vote per share without a vote of our stockholders. This could permit our board of directors to issue preferred stock to investors who support our management and increase control of our business by management. Additionally, issuance of super voting common or preferred stock could block an acquisition, even if an acquisition is in the best interest of the stockholders. This could cause the market price of our common stock to drop significantly.

         ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW MAY MAKE AN ACQUISITION OF US, WHICH MAY BE BENEFICIAL TO OUR STOCKHOLDERS, MORE DIFFICULT, WHICH COULD DEPRESS OUR STOCK PRICE.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents, as currently in effect, may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our charter documents provide that our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock that has more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in the price of our common stock and a decline in interest in the stock, which could make it more difficult for stockholders to sell their shares. This could cause the market price of our common stock to drop significantly, even if our business is performing well. Our bylaws also limit who may call a special meeting of stockholders and establish advance notice requirements for nomination for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

         SINCE OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES, YOU MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING THEM.

The SEC has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenues, and/or stock prices fall below minimal thresholds. Since we are subject to these rules, our common stock is deemed a "penny stock." The penny stock rules limit the ability of a broker to solicit purchasers which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These additional requirements may hinder your ability to sell your common stock.

         BECAUSE OUR COMMON STOCK WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEIR SHARES.

Our common stock trades on the Over-the-Counter Bulletin Board. The Bulletin Board is not liquid and trading is limited. This may hinder your ability to sell your common stock. Accordingly, investors must be able to bear the financial risk of losing their entire investment. Additionally, our common stock has been volatile in the past and may be volatile in the future.

         IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, THE FUTURE VALUE OF OUR INTELLECTUAL PROPERTY WILL BE IMPAIRED.

We have been issued three patents covering our interactive system for investigating products on a network and for linking billboards and signage to global information networks. We also have several patents pending. We expect to rely upon the validity of the patents and trade secrets issued once wireless Internet access technology becomes more widely accepted. The loss of the patents could reduce the value of the related products and any related competitive advantage. Our competitors in this area may also be able to design around our patents and to compete effectively with our products. Also, third parties may allege that our products infringe their patents or otherwise violate their intellectual property rights, leading to our loss of sales from those products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

         o        Pending patent applications will result in issued patents;

         o        Patents will not be challenged by competitors;

         o The patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; or

         o We will be successful in defending against pending or future patent infringement claims asserted against our products.

            SINCE WE INTEND TO RETAIN ANY EARNINGS FOR DEVELOPMENT OF OUR BUSINESS FOR THE FORESEEABLE FUTURE, YOU WILL LIKELY NOT RECEIVE ANY DIVIDENDS.

We do not intend to pay dividends in the foreseeable future (except for a possible dividend payable to stockholders of record as of February 17, 2004 required as part of the FUNDever merger), as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM 7. FINANCIAL STATEMENTS.

See pages F-1 through F-20 beginning after page 37.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures." Although we are required to determine such effectiveness as of the end of the period covered by this Report, the subsequent FUNDever reverse merger and change in management caused us to make the evaluation immediately prior to the filing of this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to BarPoint.com, Inc. that is required to be included in our periodic reports filed with the SEC as of the filing of this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following contains information, including the name and age of the persons who are the directors and the executive officers of the Company. The executive officers of the Company are elected annually by the board of directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the board of directors. Unless described below, there are no family relationships among any of the directors and officers. DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age        Position(s)
----                      ---        -----------

Paul Robinson              45         Chief executive officer, treasurer, and
                                      chairman of the board of directors

Mickey Freeman             38         President

Curtis T. Ramsey           38         Chief financial officer

Andrew Schulz              37         Chief technology officer

Stephen Avalone            35         Chief marketing officer, secretary and
                                      director

Robert A. Scellato         63         Director

Leigh M. Rothschild        52         Director

Paul Robinson became chief executive officer, treasurer and chairman of the board of directors of the Company upon consummation of the merger on February 18, 2004. Mr. Robinson has been chief executive officer and chairman of the board of directors of FUNDever since it commenced operations in April 2002. From June 1, 1999 through February 28, 2002, Mr. Robinson was president of Netbytel, Inc. From January 1, 1998 through May 31, 1999, Mr. Robinson was president of Wholesell.com.

Mickey Freeman became president of the Company upon consummation of the merger. He has been president and chief operating officer of FUNDever since September 2002 and a director of FUNDever since January 2003. From May 2001 through July 2002, he was executive vice president and chief marketing officer of Shoptalk, Inc. From April 1999 through December 2000, he served with HotOffice, Inc. in multiple capacities, including acting chief operating officer and senior vice president, marketing and sales. From June 1992 through March 1999, Mr. Freeman served in multiple marketing, brand management and strategic planning capacities for Sprint Corp., a leading telecommunications provider. His last position was as director of marketing, Sprint Wholesale.

Stephen Avalone became chief marketing officer and secretary of the Company upon consummation of the merger and became a director on April 11, 2004. He has been chief marketing officer and a member of FUNDever's board of directors since it commenced operations in April 2002 and secretary since January 15, 2003. From January 2000 through January 2002, Mr. Avalone was vice president, marketing, for Netbytel. From January 1998 through January 2000, Mr. Avalone was director of marketing, public relations and product management for Allen System Group.

Curtis T. Ramsey became chief financial officer of the Company upon the closing of the merger and of FUNDever effective on February 2, 2004. From September 2001 through December 2003, Mr. Ramsey was employed by GF Health Products, Inc. as director-finance and treasurer. From May 2001 to September 2001, Mr. Ramsey was vice president and chief financial officer of I-Tel Networks, Inc. Previously, from December 1999 through October 2000, Mr. Ramsey served as chief financial officer of Metro USA, Inc. From March 1999 to December 1999, Mr. Ramsey was vice president and chief financial officer of Today.com, Inc.

Andrew Schulz became chief technology officer of the Company upon the closing of the merger. He joined FUNDever in August 2003 as chief technology officer. From September 2000 through July 2003, Mr. Schulz was employed by Schoolpop, Inc. as director of engineering. He continued his duties with Schoolpop upon its acquisition by FUNDever in August 2003. In May 2000 through September 2000, Mr. Schulz was unemployed. From July 1999 through April 2000, Mr. Schulz was chief technology officer of Overseas Systems, LLC.

Robert A. Scellato became a director of the Company on April 11, 2004. He has been a director of FUNDever since June 2003. For more than the past five years, he has been self-employed through Scellato Farms, which operates a farm in Indiana through Scellato Farms, LLC and through entities he also controls the operations of two farms located in Australia. Additionally, for more than the past five years, Mr. Scellato has been a private investor.

Leigh M. Rothschild founded BarPoint.com, Inc. in October 1998 and was its chairman of the board until the closing of the merger, at which time he remained as a director. He also was BarPoint.com, Inc.'s chief executive officer through 2001. Mr. Rothschild is a former presidential appointee to the High-Resolution Board for the United States under former President George W. Bush. He has served two Florida governors on technology boards and served as a special advisor to the then Florida Secretary of Commerce, now Governor, Jeb Bush. He has been president of Zeos Entertainment, Inc., a company he formed subsequent to the merger in February 2004.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 supplied to the Company, except for the filings listed in the table below, none of the officers, directors or 10 percent stockholders of the Company were delinquent in any necessary filings under Section 16(a).

NAME                 FORM        DATE OF EVENT             EXPLANATION
----                 ----        -------------             -----------

Jay Linn Howard      Form 4      June 3, 2003       Filed late on July 9, 2003
David W. Sass        Form 4      June 3, 2003       Filed late on July 19, 2003

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors does not have an audit committee, nominating committee or compensation committee or any committees performing similar functions. In the near future, the Company intends to establish audit, compensation and nominating committees and adopt such other corporate governance functions as it believes appropriate and necessary for the protection of investors. We expect that each committee will have a majority of independent directors.

Although the Company does not currently have a process for security holders to send communications to the board of directors, the Company believes that such communication is an important corporate governance step and it intends to implement such a process as soon as practicable.

NOMINATING COMMITTEE

The Company currently has no independent directors as the term "independent" is defined by the rules of the Nasdaq Stock Market. Mr. Rothschild is not considered independent because he was an employee of the Company during the past three years and Mr. Scellato is not independent due to significant business relationships with the Company. The Company intends to form a nominating committee in the near future and appoint the two future designees to it. At that time, it will adopt a nominating committee charter. At this time, the Company does not have any policy with regard to the consideration of any director candidates recommended by security holders. The Company believes that the establishment of such a policy is within the purview of a nominating committee. Similarly, the Company does not have any specific qualifications for membership on the nominating committee or for a nominee to the board of directors at this time, although it expects that the nominating committee may implement such policies in the future and it is for this reason that the Company does not know whether there will be any difference in the manner in which the nominating committee will evaluate nominees to be a director based on whether the nominee is recommended by a security holder or otherwise. The directors listed above represent persons selected by FUNDever as part of the merger agreement with the Company and negotiated with prior management of the Company. At this time, the Company does not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees to the board of directors. The Company has not received any requests from any security holder recommending any nominees to its board of directors.

CODE OF ETHICS

The Company has adopted codes of ethics and business conduct.

ITEM 10. EXECUTIVE COMPENSATION

Through their employment agreements with FUNDever, which were assigned to the Company at closing and expire on December 31, 2004, Mr. Robinson receives an annual salary of $200,000 per year, Mr. Freeman $175,000 per year, and Mr. Avalone $140,000 per year. Each of these officers also receives a $750 per month automobile allowance and reimbursement for 90% of their health insurance premiums. Upon termination or non renewal of their agreements (except for cause), Messrs. Robinson and Avalone are entitled to one-year's severance and Mr. Freeman three month's severance. Additionally, Mr. Ramsey receives a salary at the annual rate of $125,000 and is entitled to three months severance if dismissed without cause. He also received 950,000 stock options exercisable at $0.15 per share which vest over three years (subject to continued employment) with the first vesting date in 2005. Mr. Schulz receives an annual salary of $150,000 a year. In addition, he received a grant of stock options from FUNDever which converted to 832,337 options exercisable at $0.0865 per share. Of these options, 25% vest in July 2004 and the balance vest at the rate of 6.25% per quarter.

Except for the employment agreements described above, the Company does not pay any compensation to its officers.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

ANNUAL COMPENSATION

The following table sets forth the compensation paid during each of the three years ended December 31, 2003 to our former chief executive officer and our other executive officers whose total salary and bonus in our fiscal year ended

December 31, 2003 exceeded $100,000. It is included because it is required by an SEC rule, although it does not list compensation of our new management since none was paid by us.

                                                                       Annual Compensation
                                                                    ----------------------------
                                           Fiscal                                  Other Annual
Name and Principal Position                Year       Salary        Bonus          Compensation
---------------------------                ----       ------        -----          ------------
Leigh M. Rothschild                        2003       $350,000        $0               $0
  Chairman                                 2002       $340,770        $0               $0
   of the Board                            2001       $351,923        $0               $0


Jeffrey W. Sass1                           2003       $299,999        $0               $0
   President, Chief Executive Officer      2002       $295,153        $0               $0
   and Secretary (Principal Executive      2001       $296,539        $0               $0
   Officer)


Jeffrey Benjamin                           2003       $115,000        $0               $0
    Chief Financial Officer                2002       $115,885        $0               $0
    (Principal Accounting Officer)         2001       $106,538        $0               $0

STOCK OPTIONS

No stock options were granted to or exercised by any of the named executive officers during the last completed fiscal year.

During 2003, the Company did not adjust or amend the exercise price of any stock options previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

COMPENSATION OF OUR DIRECTORS

The Company expects to compensate its non-employee directors, which will consist of four people, with stock options, the amount of which has not been determined.

OPTION/SAR GRANTS IN FISCAL 2003

The Company did not grant any options or SARs in 2003.

CHANGE IN CONTROL AGREEMENTS

In March 2000, we entered into employment agreements with Messrs. Leigh Rothschild and Jeffrey Sass. These agreements terminated as part of the merger.

------------
(1) Mr. Sass was chief executive officer in 2002 and 2003.

In May 2001, we entered into change in control agreements with a number of persons including Messrs. Leigh Rothschild, Jeffrey Sass, and Jeffrey Benjamin who were executive officers and directors prior to the merger. Mr. Rothschild remains a director.

As a result of the merger, we paid $1,056,366 to four of these persons, including $420,376 paid to Mr. Rothschild, who remains as a director.

EQUITY INCENTIVE PLAN.

We have in effect the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide an additional incentive to attract and retain qualified competent persons who provide services and upon whose efforts and judgment our success is largely dependent, through the encouragement of stock ownership in our company by such persons. The terms of the Equity Incentive Plan provide for grants of stock options, restricted stock, stock appreciation rights, and other stock-related awards and performance or annual incentive awards, collectively referred to as Awards. The Equity Incentive Plan is currently administered by our board of directors.

Shares Available for Awards; Per-Person Limitations. An aggregate of 4,500,000 shares of common stock are reserved for issuance with respect to Awards granted under the Equity Incentive Plan. If any Award granted under the Equity Incentive Plan should expire or terminate for any reason other than having been exercised and/or paid in full, the shares subject to that Award will again be available for purposes of the Equity Incentive Plan.

Our board of directors (or compensation committee) is authorized to adjust the limitations described in the preceding paragraph and is authorized to adjust outstanding Awards (including adjustments to exercise prices of options and other affected terms of Awards) in the event that a dividend or other distribution, liquidation, sale of substantially all of the assets of the Company, recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The board of directors is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

As of April 10, 2004, options to purchase 3,121,186 shares were outstanding under the Equity Incentive Plan.

Eligibility. The persons eligible to receive Awards are our officers, directors, employees and independent contractors, except only employees are eligible to receive incentive stock options. An employee on leave of absence may be considered as still in our employ or in the employ of a subsidiary for purposes of eligibility for participation in the Equity Incentive Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 10, 2004, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each executive officer and director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group.

                                                                                                  Percent
                           Name and Address of                        Amount and Nature of          of
Title of Class             Beneficial Owner(1)                        Beneficial Ownership      Voting Power(2)
--------------             -------------------                        --------------------      ---------------
Common Stock               Robert A. Scellato                              21,381,825                22.5%
                           4730 North 500 West
                           Bargersville, IN 46106

Common Stock               Paul Robinson                                    6,984,710                 7.4%
                           3100 Five Forks Trickum Road
                           Suite 401
                           Lilburn, GA 30047

Common Stock               Stephen Avalone                                  6,559,281                 6.9%
                           3100 Five Forks Trickum Road
                           Suite 401
                           Lilburn, GA 30047

Common Stock               Mickey Freeman                                   5,855,263                 6.2%
                           3100 Five Forks Trickum Road
                           Suite 401
                           Lilburn, GA 30047


Common Stock               Curtis T. Ramsey                                         0(3)                0%
                           3100 Five Forks Trickum Road
                           Suite 401
                           Lilburn, GA 30047

Common Stock               Andrew Schulz                                            0(4)                0%
                           923 Hamilton Avenue
                           Menlo Park, CA 94025

Common Stock and           Leigh M. Rothschild                              7,775,934(5)              8.1%
Preferred Stock            3100 Five Forks Trickum Road
                           Suite 401
                           Lilburn, GA 30047

All executive officers                                                     48,557,013(3),(4),(5)     50.3%
and directors (including
designees) as a group (7
persons)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days.

(2) Based upon the total voting power of both common stock and the Series A Preferred Stock which vote together as one class.

(3) Does not include options to purchase 950,000 shares of common stock exercisable at $0.15 per share received by Mr. Ramsey as an inducement to his employment with FUNDever. The options vest subject to continued employment over a three-year period with the first vesting date in 2005.

(4) Does not include 832,337 options exercisable at $0.0865 per share which are unvested. The options vest at the rate of 25% (or 202,304) in July 2004 subject to continued employment and the balance at the rate of 6.25% per quarter subject to continued employment.

(5) Includes 5,749,892 shares of common stock beneficially owned by an irrevocable trust, of which Mr. Rothschild is a beneficiary, 975,450 shares of common stock exercisable upon exercise of vested options held by Mr. Rothschild and the trust and 671,766 votes as the result of the ownership of preferred stock which votes together with common stock as one class, although the Series A Preferred Stock is not convertible into common stock. Classes I and II of Series A Preferred Stock lose their voting rights five years after they were issued (after June 7, 2004), and only the voting rights of Class III will remain after June 7, 2004. After such date, the votes attributable to the Series A Preferred Stock will be reduced from 671,766 to 346,766.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                 EQUITY COMPENSATION PLAN INFORMATION
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))
      PLAN CATEGORY                   (A)                      (B)                       (C)
-------------------------   ---------------------      -------------------     ------------------------
Equity compensation plans
approved by security
holders                            3,121,186                                          1,378,814
Equity compensation plans
not approved by security
holders                            1,735,457                                              0
                                   ---------                                          ---------
          TOTAL                    4,856,643                                          1,318,814
                                   =========                                          =========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The law firm of McLaughlin & Stern, LLP of which David Sass, one of our former board members is a principal, received legal fees of approximately $8,200 for the year ended December 31, 2002.

In connection with the closing and the merger, the Company elected not to retain existing management. As a result, its former officers received payments under change of control agreements of $1,056,366 directly from the Company, including Mr. Rothschild, who received $420,376. The severance agreements required the Company to continue employing its officers for one year following a change of control. The amendment of the severance agreements provided for lump sum payments in exchange for immediate termination of employment. Mr. Rothschild is the beneficial owner of approximately 8.1% of our common stock and, directly and through a trust, received $294,210 and 382,899 shares of common stock from the dividends paid to stockholders of record as of February 17, 2004. These severance agreements and amendments were executed by prior management before the merger and were not approved by our current management.

The following information relates to transactions between FUNDever and the Company's new officers and directors. Messrs. Robinson and Avalone own approximately 40% and 20% interest, respectively, of Your Auction Stop, which provides services to Schoolpop. Because the former board of directors required FUNDever to extend its lines of credit which had been guaranteed by the FUNDever officers and in order to expedite the merger closing, Mr. Robert Scellato paid one of the prior lines of credits and lent Schoolpop $1,000,200. This loan is payable monthly with interest at 1.5% over the prime rate and has a maturity date of February 17, 2005. Each of Messrs. Paul Robinson, Mickey Freeman, and Stephen Avalone are guarantors of this loan. In addition, Messrs. Robinson, Freeman, Avalone and Scellato remain guarantors on a $430,000 line of credit to

Schoolpop which was originally with FUNDever. This loan has been extended to May 31, 2005. Mr. Scellato lent FUNDever $550,100 in 2002 and 2003, without interest. $295,100 of the outstanding principal was converted to FUNDever common stock prior to the merger between the Company and FUNDever. $44,000 was repaid in 2004. The current balance due of $81,000 is being paid in monthly installments of $4,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBIT INDEX

Exhibit Number   Description

2.       Agreement and Plan of Merger (1)
3.1      Form of Amended and Restated Certificate of Incorporation (2)
3.2      Amended and Restated Bylaws (2)
10.1     Equity Incentive Plan (3)
10.2     Employment Agreement with Paul Robinson
10.3     Employment Agreement with Mickey Freeman
10.4     Employment Agreement with Curtis T. Ramsey
10.5     Employment Agreement with Andrew Schulz
10.6     Employment Agreement with Stephen Avalone
10.7     Schoolpop, Inc. Merger Agreement
10.8     Amendment to Schoolpop, Inc. Merger Agreement
21       Subsidiaries
23.1     Consent of Kaufman, Rossin & Co., P.A.
31.1 CEO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 CEO certification required under Section 906 of the Sarbanes-Oxley Act of 2002
32.2 CFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

(1)      Contained in Form 8-K filed on February 11, 2004.

(2)      Contained in Form 8-K filed on March 4, 2004.

(3)      Contained in Form S-8 filed on December 18, 2000.

(b) No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal independent accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB for the year ended December 31, 2003 were $40,000 as compared to $53,000 for the year ended December 31, 2002.

AUDIT-RELATED FEES

We incurred $9,975 and $16,402 in audit related fees during the fiscal years ended December 31, 2003 and 2002, respectively.

TAX FEES

Our principal independent accountants billed us $10,000 for tax services for the year ended 2003 and $9,000 for the year ended in 2002.

ALL OTHER FEES

Our principal independent accountants did not perform any other services for us during the fiscal years ended December 31, 2002 or 2003.

We have not adopted audit committee pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April 2004.


                                 BARPOINT.COM, INC.


                                 By: /s/ Paul Robinson
                                     --------------------
                                      Paul Robinson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                          DATE
----------                               -----                                          ----
/s/ Paul Robinson                        Chairman of the Board of Directors and
-----------------
Paul Robinson                            Principal Accounting Officer                   April 14, 2004

/s/ Curtis T. Ramsey
Curtis T. Ramsey                         Chief Financial Officer                        April 14, 2004

/s/ Stephen Avalone                      Director                                       April 14, 2004
-------------------
Stephen Avalone

/s/ Robert Scellato                      Director                                       April 14, 2004
-------------------
Robert Scellato

                                         Director                                       April   , 2004
-----------------------
Leigh M. Rothschild

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----

INDEPENDENT AUDITORS' REPORT.........................................................................            F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 2003 and 2002....................................            F-3

     Consolidated Statements of Operations for the Year Ended December 31, 2003, the Year Ended
     December 31, 2002, and for the period from October 1, 1998 (date of inception) through December
     31, 2003........................................................................................            F-4

     Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2003, the Year
     Ended December 31, 2002 and for the period from October 1, 1998 (date of inception) through
     December 31, 2003...............................................................................         F-5 - F-8

     Consolidated Statements of Cash Flows for the Year Ended December 31, 2003,  the Year Ended
     December 31, 2002 and for the period from October 1, 1998 (date of inception) through December 31,
     2003............................................................................................        F-9 - F-11

     Notes To Consolidated Financial Statements......................................................        F-12 - F-22

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of BarPoint.com, Inc.

We have audited the accompanying consolidated balance sheets of BarPoint.com, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from October 1, 1998 (date of inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the period from October 1, 1999 through December 31, 2001 were audited by other auditors whose report, dated March 19, 2002, expressed an unqualified opinion on those statements. The Company's consolidated financial statements for the period from October 1, 1998 (date of inception) through September 30, 1999 (as restated) were audited by other auditors whose report, dated December 15, 1999, expressed an unqualified opinion on those statements. Our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of BarPoint.com, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended and for the period from October 1, 1998 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



KAUFMAN, ROSSIN & CO., P.A.




Miami, Florida
March 16, 2004

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                     2003            2002
                                                                                 ------------    ------------
CURRENT ASSETS
Cash and cash equivalents ....................................................   $  3,828,528    $  5,727,207
Marketable securities ........................................................        280,013         179,162
Prepaid expenses .............................................................         44,691         206,249
Other current assets .........................................................         12,000         128,725
                                                                                 ------------    ------------
     Total current assets ....................................................      4,165,232       6,241,343
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT .......................................................        157,894         236,070
                                                                                 ------------    ------------
TOTAL ........................................................................   $  4,323,126    $  6,477,413
                                                                                 ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .............................................................   $    221,030    $    447,291
Income taxes payable .........................................................        475,520         475,520
Current portion of obligations under capital leases ..........................        201,054         201,054
                                                                                 ------------    ------------
Total current liabilities ....................................................        897,604       1,123,865
                                                                                 ------------    ------------
TOTAL LIABILITIES ............................................................        897,604       1,123,865
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock: $.001 par value; authorized 5,000,000 shares; 3 shares issued
  and outstanding ............................................................             --              --
Common stock: $.001 par value; authorized 100,000,000 shares in 2003 and 2002;
  issued and outstanding 26,646,704 in 2003 and 26,640,273 in 2002 ...........         26,647          26,640
Additional paid-in capital ...................................................     34,427,428      34,426,895
Deficit accumulated during development stage .................................    (31,213,534)    (29,033,654)
Accumulated other comprehensive income (loss) ................................        184,981         (66,333)
                                                                                 ------------    ------------
Total stockholders' equity ...................................................      3,425,522       5,353,548
                                                                                 ------------    ------------
TOTAL ........................................................................   $  4,323,126    $  6,477,413
                                                                                 ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Period
                                                                              from October 1,
                                                                              1998 (date of
                                                Year Ended     Year Ended       inception),
                                                December 31,   December 31,  through December 31,
                                                   2003            2002             2003
                                               ------------    ------------   ------------------
Revenue
BarPoint Services and related sales ........   $         --    $    387,735    $  1,636,713
Applications ...............................             --          62,042       1,125,398
                                               ------------    ------------    ------------

Total Revenue ..............................             --         449,777       2,762,111

Cost of sales ..............................             --         355,925       1,383,198
                                               ------------    ------------    ------------
Gross profit ...............................             --          93,852       1,378,913
                                               ------------    ------------    ------------
Operating Expenses:
Selling, general and administrative ........      2,225,692       7,420,835      41,049,342
Research and development ...................             --              --       2,528,357
Depreciation and amortization ..............         78,176       2,469,281       6,507,413
Restructuring charges ......................             --       1,153,409       1,968,904
                                               ------------    ------------    ------------
Total Operating Expenses ...................      2,303,868      11,043,525      52,054,016
                                               ------------    ------------    ------------
Loss from operations .......................     (2,303,868)    (10,949,673)    (50,675,103)
                                               ------------    ------------    ------------
Other Income:
Interest and other income ..................         31,345         580,088       3,441,925
Net gain on sales of marketable securities .         92,643          45,844      19,553,609
                                               ------------    ------------    ------------
Total Other Income .........................        123,988         625,932      22,995,534
                                               ------------    ------------    ------------
Loss before income tax  benefit ............     (2,179,880)    (10,323,741)    (27,679,569)
Income tax  benefit ........................             --         252,287         936,292
Net loss ...................................   $ (2,179,880)   $(10,071,454)   $(26,743,277)
                                               ============    ============    ============

Loss per common share--
Basic and Diluted ..........................   $      (0.08)   $      (0.38)   $      (1.25)
                                               ============    ============    ============

Weighted average common shares outstanding -
Basic and Diluted ..........................     26,643,525      26,628,602      21,447,712
                                               ============    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BARPOINT.COM INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2003, DECEMBER 31, 2002 AND THE PERIOD FROM
          OCTOBER 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                                                                RETAINED
                                                                                                 EARNINGS
                      # OF        # OF                                                           (DEFICIT)   ACCUMULATED
                     SHARES      SHARES                              DEFERRED        NOTE       ACCUMULATED      OTHER
                       OF          OF                 ADDITIONAL      STOCK-       RECEIVABLE     DURING     COMPREHENSIVE
                    PREFERRED    COMMON      PAR       PAID-IN        BASED         FROM       DEVELOPMENT     (LOSS)
                      STOCK       STOCK     VALUE      CAPITAL    COMPENSATION   STOCKHOLDER      STAGE        INCOME         TOTAL
                   -----------------------------------------------------------------------------------------------------------------
BarPoint.com, Inc.
 capitalization at
 inception             --           100      100      241,400           --             --            --             --      241,500
Reverse acquisition:
 Shares outstanding
 and net assets of
 the Harmat
 Organization at
 June 3, 1999          --     2,662,500    2,662    4,525,668           --             --            --             --    4,528,330
Issuance of
 shares to
 BarPoint.com
 shareholders          --     6,633,942    6,534       (6,534)          --             --            --             --          --
Private Placements
 and Subscription
 note receivable       --     4,499,868    4,500    8,300,015           --       (750,000)           --             --    7,554,515
Exercise of
 Stock Options         --        50,000       50       17,450           --             --            --             --       17,500
Issuance of
 Preferred Stock        3            --       --           30           --             --            --             --           30
Comprehensive
 income (loss):
Change in
 unrealized
 Gain on Marketable
 Securities (Net of
 Income Tax Benefit
 of $376,459)          --            --       --           --           --             --            --     (1,015,665)         --
Net Loss               --            --       --           --           --             --      (438,595)            --          --
Total comprehensive
 loss                  --            --       --           --           --             --            --             --   (1,454,260)
                   -----------------------------------------------------------------------------------------------------------------
Balance -
 September 30, 1999     3    13,846,410  $13,846  $13,078,029           --      $(750,000)    $(438,595)   $(1,015,665) $10,887,615

Common Stock
 Dividend - Record
 Date 6/2/99           --       878,770      879         (879)          --             --            --             --           --
Stock Options
 Exercised             --        12,186       13        4,581           --             --            --             --        4,594
Cancellation of all
 Class A and Class B
 Warrants in
 exchange for 325,000
 common shares
 plus $50,000          --       325,000      325      (50,325)          --             --            --             --      (50,000)
Cashless exercise
 of Warrants           --       195,372      195         (195)          --             --            --             --           --
Warrants Exercised     --        97,339       97      434,309           --             --            --             --      434,406
Payment of
 Subscription Note
 Receivable            --            --       --           --           --        750,000            --             --      750,000


                                                                                                RETAINED
                                                                                                 EARNINGS
                      # OF        # OF                                                           (DEFICIT)   ACCUMULATED
                     SHARES      SHARES                              DEFERRED        NOTE       ACCUMULATED      OTHER
                       OF          OF                 ADDITIONAL      STOCK-       RECEIVABLE     DURING     COMPREHENSIVE
                    PREFERRED    COMMON      PAR       PAID-IN        BASED         FROM       DEVELOPMENT     (LOSS)
                      STOCK       STOCK     VALUE      CAPITAL    COMPENSATION   STOCKHOLDER      STAGE        INCOME         TOTAL
                   -----------------------------------------------------------------------------------------------------------------
Issuance of Stock
 Options below
 Market Value          --            --       --      227,752           --             --            --             --      227,752
Issuance of Common
 Shares in exchange
  for services
  performed            --        26,660       26       86,979           --             --            --             --       87,005
Acquisition of
 Synergy Solutions,
 Inc.                  --        75,000       75      628,050           --             --            --             --      628,125
Private Placements     --     1,477,500    1,478   16,929,519           --             --            --             --   16,930,997
Warrants issued in
 exchange for
 services performed    --            --       --    1,876,329           --             --            --             --    1,876,329
Options issued as
 Settlement for a
 claim asserted        --            --       --      213,790           --             --            --             --      213,790
Comprehensive
 income (loss):
  Change in
   unrealized Gain
   on Marketable
   Securities (Net
   of Income Taxes
   of $1,545,721)      --            --       --           --           --             --            --      3,537,631           --
   Net Income          --            --       --           --           --             --     4,067,511             --    7,605,142
Total comprehensive
 income                --            --       --           --           --             --            --             --           --
                   -----------------------------------------------------------------------------------------------------------------

Balance
 September 30, 2000     3    16,934,237   16,934   33,427,939           --             --     3,628,916      2,521,966   39,595,755


Acquisition of
 Synergy Solutions,
 Inc.                  --        75,000       75      201,525           --             --            --             --      201,600
Issuance of Common
 Shares as
 compensation          --       135,680      136      169,464           --             --            --             --      169,600
Issuance of Common
 Shares in exchange
 for services
 performed             --         5,161        5       16,108           --             --            --             --       16,113
Comprehensive loss:
  Change in
   Unrealized Gain
   on Marketable
   Securities (Net
   of Income Tax
   benefit of
   $1,291,306)         --            --       --           --           --             --            --     (2,106,868)          --
  Net loss             --            --       --           --           --             --    (2,790,166)            --           --
Total comprehensive
 loss                  --            --       --           --           --             --            --             --   (4,897,034)
                   -----------------------------------------------------------------------------------------------------------------


                                                                                                RETAINED
                                                                                                 EARNINGS
                      # OF        # OF                                                           (DEFICIT)   ACCUMULATED
                     SHARES      SHARES                              DEFERRED        NOTE       ACCUMULATED      OTHER
                       OF          OF                 ADDITIONAL      STOCK-       RECEIVABLE     DURING     COMPREHENSIVE
                    PREFERRED    COMMON      PAR       PAID-IN        BASED         FROM       DEVELOPMENT     (LOSS)
                      STOCK       STOCK     VALUE      CAPITAL    COMPENSATION   STOCKHOLDER      STAGE        INCOME         TOTAL
                   -----------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2000      3    17,150,078   17,150   33,815,036           --             --       838,750        415,098   35,086,034

Warrants issued in
 exchange for
 services performed    --            --       --       47,251           --             --            --             --       47,251
Issuance of Common
 Shares as
 compensation          --       545,938      546      199,078     (199,624)            --            --             --          --
Amortization of
 deferred
 compensation          --            --       --           --      117,382             --            --             --      117,382
Issuance of Common
 Shares in
 connection with
 Employee Stock
 Purchase program      --        43,084       44       11,376           --             --            --             --       11,420

Issuance of Common
 Shares in exchange
 for services          --        16,526       16       54,984           --             --            --             --       55,000
Stock Options
 Exercised             --       874,973      875      305,364           --             --            --             --      306,239
Comprehensive
 income (loss):
  Change in
  Unrealized Gain on
  Marketable
  Securities           --            --       --           --           --             --            --       (379,376)          --
  Dividend - Record
   Date  12/24/01      --            --       --           --           --             --    (2,234,586)            --   (2,234,586)
  Net Loss             --            --       --           --           --             --   (15,330,692)            --           --
Total Comprehensive
 Loss                  --            --       --           --           --             --            --             --  (15,710,068)
                   -----------------------------------------------------------------------------------------------------------------

Balance
 December 31, 2001      3    18,630,599  $18,631  $34,433,089     $(82,242)     $      --  $(16,726,528)       $35,722  $17,678,672
Retroactive effect
 of common stock
 dividend in
 February 2004         --     7,992,526    7,992       (7,992)          --             --            --             --          --
Amortization of
 deferred
 compensation          --            --       --           --       82,242             --            --             --       82,242
Issuance of Common
 Shares in connection
 with Employee Stock
 Purchase program      --        17,148       17        1,798           --             --            --             --        1,815
Comprehensive
 income (loss):
  Unrealized Holding
   Gain on
   Marketable
   Securities          --            --       --           --           --             --            --        (56,211)          --
Less:
 reclassification
 adjustment for
 gains included in
 net loss              --            --       --           --           --             --            --        (45,844)
  Dividend - Record
   Date  5/24/02       --            --       --           --           --             --    (2,235,672)            --   (2,235,672)


                                                                                                RETAINED
                                                                                                 EARNINGS
                      # OF        # OF                                                           (DEFICIT)   ACCUMULATED
                     SHARES      SHARES                              DEFERRED        NOTE       ACCUMULATED      OTHER
                       OF          OF                 ADDITIONAL      STOCK-       RECEIVABLE     DURING     COMPREHENSIVE
                    PREFERRED    COMMON      PAR       PAID-IN        BASED         FROM       DEVELOPMENT     (LOSS)
                      STOCK       STOCK     VALUE      CAPITAL    COMPENSATION   STOCKHOLDER      STAGE        INCOME         TOTAL
                   -----------------------------------------------------------------------------------------------------------------

  Net Loss             --            --       --           --           --             --   (10,071,454)            --           --
Total Comprehensive
 Loss                  --            --       --           --           --             --            --             --  (10,173,509)
                   -----------------------------------------------------------------------------------------------------------------


Balance
 December 31, 2002      3    26,640,273  $26,640  $34,426,895           $ --     $     --  $(29,033,654)      $(66,333)  $5,353,548
                   =================================================================================================================

Issuance of Common
 Shares in
 connection with
 Employee Stock
 Purchase program      --         6,431        7          533                                                                   540
Comprehensive income
 (loss):
  Unrealized Holding
  Gain on Marketable
  Securities           --            --       --           --           --             --            --        353,312           --
Less:
 reclassification
 adjustment for
 gains included in
 net loss              --            --       --           --           --             --            --       (101,998)          --
  Net Loss             --            --       --           --           --             --    (2,179,880)            --           --
                   -----------------------------------------------------------------------------------------------------------------
Total Comprehensive
 Income                --            --       --           --           --             --            --             --   (1,928,566)


Balance
December 31, 2003       3    26,646,704  $26,647  $34,427,428           $ --     $     --  $(31,213,534)      $184,981   $3,425,522
                   =================================================================================================================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BARPOINT.COM INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE PERIOD FROM
                                                                                              OCTOBER 1, 1998
                                                                            YEAR ENDED     (DATE OF INCEPTION)
                                                         YEAR ENDED         DECEMBER 31,        THROUGH
                                                       DECEMBER 31, 2003       2002         DECEMBER 31, 2003
                                                       -----------------   ------------     ------------------
OPERATING ACTIVITIES:
Net loss                                                ($ 2,179,880)      ($10,071,454)      ($26,743,277)
Adjustments to reconcile net loss to net cash used
   in operating activities:
Depreciation and amortization                                 78,176          2,469,281          6,507,413
Impairment of property and equipment                              --          2,189,433          2,189,433
Impairment of goodwill                                            --            325,000            731,840
Non-cash portion of restructuring charges                         --            473,938          1,151,560
Amortization of warrants issued in exchange for
  services                                                        --                 --          1,923,578
Amortization of deferred stock-based compensation                 --             82,242            199,624
Provision for doubtful accounts                                   --                 --            154,505
Write-off of licensing fee                                        --                 --            681,818
Inventory write-down                                              --            122,734          1,299,296
Issuance of common stock in exchange for services                 --                 --            158,118
Issuance of stock options as settlement of a claim                --                 --            213,790
Issuance of stock options as compensation                         --                 --            169,600
Issuance of stock options below market price                      --                 --            227,752
Non cash administration expenses                                  --                 --             30,498
Loss on sale of property and equipment                            --             55,539             40,109
Gain on sale of marketable securities                        (92,642)           (45,844)       (23,683,703)
Impairment charges on marketable securities                       --                 --          4,109,219
Deferred income tax benefit                                       --                 --           (849,910)
Changes in operating assets and liabilities:
Certificates of deposit                                           --          1,500,000          1,500,000
Accounts receivable                                               --            394,761           (154,505)
Income taxes receivable                                           --             (2,904)            28,381
Inventories                                                       --            353,092         (1,049,975)
Prepaid expenses                                             161,558            126,540            (44,690)
Other assets                                                 116,725            181,446            227,716
Accounts payable and accrued expenses                       (226,261)          (630,413)          (707,252)
                                                        ------------       ------------       ------------
Net Cash Used in Operating Activities                     (2,142,324)        (2,476,609)       (31,689,062)
                                                        ------------       ------------       ------------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities                 243,105             75,200         25,097,231
Purchases of property and equipment                               --             (6,111)        (5,614,971)
Software development costs                                        --                 --         (2,395,950)
Purchases of marketable securities                                --                 --         (2,203,964)
Proceeds from sale of property and equipment                      --             55,718            280,244
Acquisition costs                                                 --                 --           (289,000)
Cash received in acquisition                                      --                 --            628,227
                                                        ------------       ------------       ------------
Net Cash  Provided by Investing Activities                   243,105            124,807         15,501,817
                                                        ------------       ------------       ------------


                                                                                           FOR THE PERIOD FROM
                                                                                              OCTOBER 1, 1998
                                                                            YEAR ENDED     (DATE OF INCEPTION)
                                                         YEAR ENDED         DECEMBER 31,        THROUGH
                                                       DECEMBER 31, 2003       2002         DECEMBER 31, 2003
                                                       -----------------   ------------     ------------------
FINANCING ACTIVITIES:
Private placements of common stock                                --                 --         23,205,197
Proceeds from subscription receivable                             --                 --            750,000
Proceeds from exercise of warrants                                --                 --            434,406
Payment of capital lease obligations                              --            (67,132)          (195,681)
Payment of common stock dividends                                 --         (4,470,257)        (4,470,257)
Payments to cancel warrants                                       --                 --            (50,000)
Proceeds from sale of common stock to employees                  540              1,815             13,775
Proceeds from exercise of stock options                           --                 --            328,333
                                                        ------------       ------------       ------------
Net Cash Provided by (Used in)
   Financing Activities                                          540         (4,535,574)        20,015,773
                                                        ------------       ------------       ------------


NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                       (1,898,679)        (6,887,376)         3,828,528
CASH AND CASH EQUIVALENTS -
   beginning of period                                     5,727,207         12,614,583                 --
                                                        ------------       ------------       ------------
CASH AND CASH EQUIVALENTS -
   end of period                                        $  3,828,528       $  5,727,207       $  3,828,528
                                                        ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
Cash paid during the period for:
Taxes                                                   $         --       $         --       $  4,400,591
                                                        ------------       ------------       ------------

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH TRANSACTIONS:
Assets acquired via capital lease                       $         --       $         --       $    415,305
                                                        ============       ============       ============
Issuance of warrants in exchange for services           $         --       $         --       $  1,876,328
                                                        ============       ============       ============

Capitalized software development costs
   for services rendered by certain shareholders        $         --       $         --       $    220,000
                                                        ============       ============       ============

Product supply and technology license agreement
   acquired through issuance of common stock            $         --       $         --       $  1,500,000
                                                        ============       ============       ============

Non-cash administration expenses                        $         --       $         --       $     30,498
                                                        ============       ============       ============

Finders fee applied to shareholder loan                 $         --       $         --       $    218,655
                                                        ============       ============       ============

Unrealized gain (loss) in value of securities
   available for sale, net of tax benefit
   of $0, $0 and $122,044                               $    251,314       $   (102,055)      $    184,981
                                                        ============       ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       BARPOINT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS AND BASIS OF PRESENTATION

         BarPoint.com, Inc. and subsidiaries ("BarPoint" or the "Company") was an online and wireless product information and shopping service technology provider. BarPoint's product information and shopping service platform utilizes patented reverse search technology to enable users to search for product information using unique product identifiers, including universal product codes, catalog numbers and SKU numbers. In February 2004, the Company acquired FUNDever, Inc. ("FUNDever") in a reverse merger transaction described in Note 11 below. The Company is now a holding company for merchant, school, and nonprofit loyalty marketing programs. The Company markets online, store, and catalog-based products via direct marketing, telephone sales, and merchant distribution programs to representatives of schools, nonprofits and other organizations with whom the Company or its affiliates have an ongoing, pre-existing relationship.

         BarPoint was in the development stage as of December 31, 2003 for financial reporting purposes. Historically, revenues have been generated primarily from software sales by Synergy Solutions, Inc., a wholly owned subsidiary ("Synergy"), however, as part of its corporate restructuring, in September 2002 the Company outsourced all Synergy related activities and then in October 2003 divested all rights to the Synergy business. No further revenue is expected from Synergy. In fiscal 2001, BarPoint began to generate revenues from its principal operations, however continued softness in the wireless marketplace has hampered the Company's ability to grow revenue since then. The majority of revenues to date have been from sales of related scanning devices and Synergy software sales. Revenues to date from principal operations have not been significant. For the year ended December 31, 2003, the Company did not generate any revenue from its principal operations. For the year ended December 31, 2002, all of the $449,777 in revenues came from sales of software products. BarPoint has not generated significant revenues from core web and wireless services.

         Subsequent to December 31, 2003, the capital structure of the Company was changed due to a stock dividend of approximately .429 shares of common stock for each share held of record. Accordingly, retroactive effect of such change has been reflected in the Consolidated Statements of Operations, the Consolidated Statements of Stockholders' Equity as of January 1, 2002, and the Notes to the Consolidated Financial Statements.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short term interest bearing instruments. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were approximately $3.3 million at December 31, 2003 and $5.3 million at December 31, 2002.

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

         Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2003 and December 31, 2002 all marketable securities were classified as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount of accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Management periodically evaluates the market value of securities to determine if other than temporary declines in value exist. Any decline in value which is deemed other than temporary is realized and recorded as impairment expense in the period identified.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives are as follows:

         Computer hardware, software and other equipment.........  3 years
         Furniture and fixtures..................................  5 years

         LONG LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to net discounted future cash flows expected to be generated from the asset.

         LOSS PER SHARE

         SFAS No. 128, Earnings Per Share, requires the presentation of two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated on the weighted average number of shares outstanding and diluted EPS includes the effect of dilutive outstanding options and warrants. Basic loss per share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. All loss per share information presented has been effected for the common stock dividend as discussed in Note 11.

         For all periods presented, no effect was given to outstanding options and warrants since the effect would be antidilutive. Securities that could potentially dilute earnings per share in the future are discussed in Note 8.

         SEGMENT INFORMATION

         SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public companies to report selected segment information in its financial reports to shareholders. The Company has determined that it has only one reportable segment. BarPoint previously was an online and wireless product information and shopping service provider that also developed mobile device software applications for consumers and businesses, but generated no revenue in 2003. Since the merger with FUNDever, it has operated as a loyalty market company.

         GOODWILL

         On November 5, 1999, the Company acquired all of the outstanding common stock of Synergy Solutions, Inc. The acquisition has been recorded under the purchase method of accounting. The cost in excess of net assets acquired of $919,728 was recorded as goodwill. As of December 31, 2001, management had evaluated the carrying value of the goodwill recorded in the acquisition of Synergy and determined that the asset was impaired based on the expected cash flows to be generated over the next several years. Accordingly, an impairment charge of $406,840 had been recorded to reflect a new carrying value of the asset of $325,000 at December 31, 2001. The Company adopted certain provisions of SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassification; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reviewed the balances of goodwill and identifiable intangibles and determined that the Company did not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill. Throughout the three month period ended June 30, 2002, management re-evaluated the carrying value of the remaining goodwill carried on the books and determined based on the projected discounted cash flows and direction the Company has taken that the goodwill is fully impaired. The Company recorded impairment charges in the quarter ended June 30, 2002 of $325,000, bringing the asset balance to zero. BarPoint believes that the new value fairly represents the value of the goodwill in the consolidated financial statements.

         A reconciliation of reported net loss adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                                         FOR THE PERIOD
                                                                                         FROM OCTOBER 1,
                                                                                         1998 (DATE OF
                                                                                           INCEPTION)
                                                 FOR THE YEAR ENDED DECEMBER 31,            THROUGH
                                                ---------------------------------         DECEMBER 31,
                                                    2003                 2002                 2003
                                                -------------       -------------        ------------
         Reported Net Loss                      $  (2,179,880)      $ (10,071,454)      $(26,743,277)
         Add-Back Goodwill                                 --                  --       $    234,966
            Amortization, Net Of Tax
                                                -------------       -------------        ------------
         Adjusted Net Loss                      $  (2,179,880)      $ (10,071,454)      $(26,508,311)
                                                -------------       -------------        ------------

         Reported Basic Net Loss Per Share      $       (0.08)      $       (0.38)      $      (1.25)

         Add-Back Goodwill Amortization                    --                  --       $       0.01
                                                -------------       -------------        ------------
         Adjusted Basic Net Loss Per Share      $       (0.08)      $       (0.38)      $      (1.24)
                                                -------------       -------------       ------------

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

         FAIR VALUE

         The carrying amount of the Company's financial instruments (cash and cash equivalents, marketable securities, and accounts payable) approximate fair value because of the short-term maturity of these instruments or the fact that they are carried at fair value, as applicable.

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

         If the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123, compensation cost included in the consolidated statements of operations for the years ended December 31, 2003 and December 31, 2002 would have increased by approximately $5,000 and $23,000, respectively. The increase in compensation costs would have resulted in a net loss of $2,185,000 and $10,094,000 and a basic and diluted net loss per share of $(0.08) and $(0.38) for the years ended December 31, 2003 and 2002, respectively.

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

         NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined the impact of the transition to SFAS No. 144 was not material to the consolidated financial statements

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides other technical corrections. Adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

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

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the condensed consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the condensed consolidated financial statements.


3.       MARKETABLE SECURITIES

         Marketable securities consist of investments in equity securities at market value. As of December 31, 2003, the unrealized gain was $184,981 and as of December 31, 2002, the unrealized loss was $66,333. The Company realized gains on the sale of marketable securities totaling $92,642 and $45,844 for the years ended December 31, 2003 and 2002, respectively. The Company uses specific identification for the purpose of determining gains and losses on the sales of marketable securities.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                      DECEMBER 31,
                                              -------------------------
                                                 2003            2002
                                              ---------       ---------
         Furniture and fixtures ........      $  59,323       $  59,323
         Computer equipment and software        200,000         200,000
                                              ---------       ---------

         Total .........................        259,323         259,323

         Less accumulated depreciation .       (101,429)        (23,253)
                                              ---------       ---------
         Property and equipment, net ...      $ 157,894       $ 236,070
                                              =========       =========

         Depreciation expense totaled $78,176 for the year ended December 31, 2003 and $2,422,810 for the year ended December 31, 2002. During the year ended December 31, 2002, the Company evaluated the carrying value of its long-lived assets and recorded impairment charges of approximately $2.2 million. The carrying value of the Company's website infrastructure, certain computer equipment and software were adjusted based upon the Company's business direction and the fact that the undiscounted cash flows relating to these assets is expected to be immaterial. The fair value of these assets was determined by prices for similar assets. This charge is reflected in the Consolidated Statement of Operations in Selling, General and Administrative expense.

5.       INCOME TAXES

         The components of the income tax benefit are as follows:

                        FOR THE YEAR ENDED                        FOR THE YEAR ENDED
                             12/31/03                                  12/31/02
                ---------------------------------        ----------------------------------
                CURRENT      DEFERRED       TOTAL        CURRENT       DEFERRED       TOTAL
                -------      --------       -----        -------       --------       -----
Federal         $  --        $   --         $  --       $(252,287)     $   --         $(252,287)
State              --            --            --              --          --                --
                -----        ------         -----       ---------      ------         ---------
Total           $  --        $   --         $  --       $(252,287)     $   --         $(252,287)
                =====        ======         =====       =========      ======         =========

         A reconciliation of the provision for federal income taxes from the federal statutory rate to the effective income tax rate as reported is as follows:

                                              YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                       2003                        2002
                                            ------------------------------------------------------
                                               AMOUNT         RATE         AMOUNT           RATE
                                            ------------------------------------------------------
        Statutory rate applied to             $(763,000)      35.00%      $(3,613,000)      35.00%
           income before taxes and
           extraordinary items
        Increase in income taxes
            resulting from:
          State Income benefit                 (109,000)       5.00%         (500,000)       4.84%
          Permanent differences and
           other                                  1,000        0.05%          123,000        1.19%
          Change in valuation allowance         871,000       39.95%        3,738,000       36.21%
                                            -----------------------------------------------------
          Total                               $       0        0.00%      $  (252,000)       2.44%
                                            =====================================================

         The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                          YEAR ENDED         YEAR ENDED
                                                          12/31/2003         12/31/2002
                                                         ------------       ------------
         Deferred Tax Assets
         -------------------
               Impairment of property and equipment      $    172,000       $    876,000
               Bad Debts                                           --             40,000
               Accrued Compensation                                --             50,000
               Stock Compensation                             769,000            769,000
               Stock Warrants Issued                          338,000            338,000
               Deferred Compensation                               --             30,000
               Net Operating Losses                         9,741,000          8,046,000
               Valuation Allowance                        (11,020,000)       (10,149,000)
                                                         ------------       ------------
                                                         $          0       $          0
                                                         ============       ============

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $25,714,000, which expire in varying amounts from 2018 through 2023. These net operating loss carryforwards will be subject to substantial restriction upon the change in ownership (See note 11).

6.       COMMITMENTS AND CONTINGENCIES

         OFFICE LEASES

         Rent expense was $116,263 and $454,904, for the years ended December 31, 2003 and 2002, respectively.

         In the quarter ended June 30, 2002 the Deerfield Beach, Florida headquarters lease was terminated and the premises were vacated. The Company entered into a short-term lease for space in Fort Lauderdale, Florida. As of December 31, 2003 the Company has a month-to-month arrangement with the landlord which was subsequently canceled to become effective April 9, 2004.

         EMPLOYMENT AGREEMENTS

         In March 2000, the Company entered into employment agreements with Leigh Rothschild and Jeffrey Sass. These agreements were amended in June 2001 and March 2002. The agreement, as amended, with Mr. Rothschild provided that he shall serve as the Chairman of the Board and have an annual salary of $350,000. The Company's agreement with Mr. Sass provided that he shall serve as Executive Vice President, Chief Operating Officer and Secretary (although he is currently serving as President and CEO) with an annual salary of $300,000. These agreements for Messrs. Rothschild and Sass also provide for a term that ends on March 27, 2004 with automatic one-year renewals (unless either party gives written notice), participation in the Company's bonus incentive plan, participation in the Company's employee benefits plans and a car allowance of $750 per month plus insurance and maintenance. Upon termination other than for death or disability, each will receive a severance payment that shall not exceed one year's base salary and be entitled to retain any stock options whether or not vested or exercisable. In connection with the merger with FUNDever, we elected not to retain existing management. As a result, its former officers received payments under change of control agreements of $1,056, 366 directly from the Company, including Mr. Rothschild, who received $420,376 and Mr. Sass who received $354,424. The severance agreements required the Company to continue employing its officers for one year following a change of control. The amendment of the severance agreements provided for lump sum payments in exchange for immediate termination of employment.

         LEGAL PROCEEDINGS

         At the end of 2002, the Company became aware that a default judgment had been entered against Harmat Homes, Inc., a non-operating subsidiary of BarPoint. The Company acquired Harmat Homes as a result of the 1999 reverse acquisition transaction with The Harmat Organization, Inc. Harmat Homes, Inc. has no assets of which we are aware and has not operated since prior to the reverse acquisition. The judgment was entered on April 22, 2002 as a result of a third-party claim by a defendant against Harmat Homes, Inc. in a case pending in the Supreme Court, State of New York, Suffolk County. The case relates to an alleged injury that occurred in 1999. Any damages against Harmat Homes, Inc. will not be calculated and assessed until the trial process is completed. As a result, BarPoint is unable to predict the extent to which Harmat Homes, Inc. may be found liable. In any event, BarPoint is not a party to the action and no claim has been made with respect to BarPoint. Management believes a determination cannot be made as to the likelihood that BarPoint may have any liability associated with the matter.

         On May 20, 2003, the Company filed suit against PriceGrabber.com, Inc. and PriceGrabber.com, LLC (collectively, "PriceGrabber") for infringement of BarPoint's U.S. Patent No. 6,430,554, "Interactive System for Investigating Products on a Network" (known as the "554 Patent"). The case was filed in the United States District Court for the Southern District of Florida. The Company alleges that certain websites and technology made, used, sold and or offered for sale by PriceGrabber and certain of its affiliates infringe upon the 554 Patent. The Company has demanded damages and injunctive relief, including enhanced damages due to alleged willful infringement. On July 10, 2003, PriceGrabber denied liability, raised counterclaims, and requested a declaratory judgment that there is no infringement and that the 554 Patent is invalid. The Company believes that there is no merit to the counterclaims. The parties are currently involved in discovery. The Company cannot determine the likelihood of an unfavorable outcome of the counter claim at this time.

7.       COMMON STOCK

         In May 2002, the Company's board of directors declared a cash dividend on common stock of $0.12 per share or approximately $2.2 million which was paid on June 14, 2002.

         In February 2004, the Company declared a cash dividend of $0.05 per share, a conditional dividend of approximately $0.03 per share, and a common stock dividend of 0.429 shares for each share held of record in connection with the reverse merger described below in Note 11. The conditional dividend is subject to a resolution of a specified tax liability by August 1, 2004.

8.       STOCK OPTION PLANS AND WARRANTS

         At December 31, 2003 the Company has one stock-based compensation plan and outstanding options granted under stock option agreements, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans and outstanding options granted under stock option agreements. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance.

         a) As part of the reverse acquisition in 1999, the Company authorized five-year options to purchase 1,143,200 shares of the Company's common stock at an exercise price of $1.33 per share. Such options were issued in June 1999 and October 1999 and were eligible to vest as follows: one-third after the first year of issuance; one-third after the second year of issuance in the event the Company achieves 50% of its revenue projection of $49,000,000 in the second year; and one third after the third year of issuance in the event the Company achieves 50% of its revenue projection of $179,000,000 in the third year. Due to the nature of the vesting of these options, they are considered variable options. As of December 31, 2003, a total of 775,410 of these options are vested and outstanding. The Company did not achieve any of the targets necessary for additional vesting; thus, no further options remain outstanding or eligible to vest.

         b) The BarPoint Equity Incentive Plan was adopted by the Board of Directors on September 17, 1999, and was approved by stockholders in April 2000, authorizing the Company to grant options to purchase 1,500,000 shares of the Company's common stock at fair market value at date of grant or 85% of fair market value. In April 2000, the board of directors amended this plan to increase the number of shares available to 3,000,000. In November 2000, the board of directors further amended this plan to increase the number of shares available to 4,500,000. Non-qualified awards under this plan may be granted to employees, officers, consultants and advisors of the Company provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. There are options to purchase 650,938 shares of common stock remaining under this Plan.

         A summary of the status of the Company's stock option plans as of December 31, 2003, and the changes during the year is presented below:

                                                                               WEIGHTED-AVERAGE
                      FIXED OPTIONS                   NUMBER OF OPTIONS         EXERCISE PRICE
                      -------------                   -----------------         --------------

        Balance at December 31, 2001...........           5,852,504              $     2.60
        Granted................................             139,328              $     0.22
        Exercised..............................                  --              $       --
        Forfeited..............................          (1,383,415)             $     1.14
                                                         ----------              ----------

        Balance at December 31, 2002...........           4,608,417              $     2.97
        Granted................................              78,595              $     0.13
        Exercised..............................                  --              $       --
        Forfeited..............................           (135,326)              $     0.72
                                                         ---------               ----------
        Balance at December 31, 2003...........           4,551,686              $     2.98
                                                         ==========              ==========

         The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 was $0.14 and $0.24, respectively.

                    OUTSTANDING OPTIONS                                                  EXERCISABLE OPTIONS
                    -------------------                                             ---------------------------
                                                                                      NUMBER
                                                         WEIGHTED     WEIGHTED-     EXERCISABLE        WEIGHTED
                                                         AVERAGE       AVERAGE          AT             AVERAGE
                  RANGE OF                NUMBER         EXERCISE     REMAINING     DECEMBER 31,       EXERCISE
              EXERCISE PRICES          OUTSTANDING        PRICE          LIFE          2003             PRICE
              ---------------          -----------        -----          ----          ----             -----
        $0.22  --      $0.70           1,215,365           $0.22         0.82       1,215,365             $0.22
        $0.74  --      $1.40           1,154,095           $1.29         0.85       1,154,095             $1.29
        $2.49  --      $3.50             632,761           $2.71         0.81         632,761             $2.71
        $4.37  --      $6.65           1,085,040           $5.50         1.07       1,085,040             $5.50
        $8.92                            464,425           $8.92         0.37         464,425             $8.92

         The above table was adjusted for the effects of the reverse merger and employee terminations which occurred on February 18, 2004, as discussed in Note 11.

         The following information concerning the Company's stock option plans is provided in accordance with SFAS No. 123. The fair value of each option grant is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: expected dividend of $.05 per share%, risk-free interest rate of 3.30%, expected volatility of 100%, and expected lives of 5 years for the options. The assumptions used for grants in 2002 were as follows: dividend yield of 0%, risk-free interest rate of 2.75%, expected volatility of 100%, and expected lives of 5 years for the options.

9.       RELATED PARTY TRANSACTIONS

         The law firm of McLaughlin & Stern, LLP of which a then Board Member is a principal, received legal fees of approximately $8,200 for the year ended December 31, 2002.

10.      RESTRUCTURING ACTIVITIES

         In connection with the restructuring plan announced by the Company in August 2001, the Company began implementing reductions in headcount from 67 as of June 30, 2001 to 7 as of December 31, 2003. In addition, the Company terminated all lease obligations as of June 30, 2002 and has consolidated all offices into its new Fort Lauderdale, Florida headquarters. The Company's lease at its Fort Lauderdale headquarters provides for a month-to-month term which is terminable with 60 days notice by either party. As a result of these actions taken, the Company has substantially completed its restructuring program. During the year ended December 31, 2002 the Company recorded charges associated with the implementation of its restructuring plan of $1,153,409. These costs consisted of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                               2002
                                                           ----------
                 Payroll and other                            $94,471
                 employment related costs
                 Write-off of fixed assets                    473,938
                 and leasehold improvements
                 Lease termination fees                       585,000
                                                           ----------
                 Total                                     $1,153,409
                                                           ==========

11.      SUBSEQUENT EVENT

         On or about February 18, 2004, BarPoint acquired FUNDever in a reverse merger transaction by issuing 68,250,111 shares of its common stock to FUNDever stockholders. Immediately prior to the merger, BarPoint paid a cash dividend to its stockholders of approximately $0.05 per share and a stock dividend of approximately 0.429 shares of common stock for each share held of record. Additionally, BarPoint declared a second cash dividend payable to stockholders of record prior to the merger of approximately $0.03 per share which is conditional (See Note 7). As part of the merger with FUNDever, the Employee Stock Purchase Plan was terminated. Following the merger, the Company's lease used by former management was terminated effective April 9, 2004.