Form 10QSB
period 2004-03-31
LOYALTYPOINT INC
filed 2004-06-18
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2004

                         Commission File No. 000-21235

                               LoyaltyPoint, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                    11-2780723
                --------                                    ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)

      3100 Five Forks Trickum Road S.W., Suite 401, Lilburn, Georgia 30047
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 736-9383
                                 --------------
                           (Issuer's telephone number)

   BarPoint.com, Inc., 800 Corporate Dr., Suite 600 Fort Lauderdale, FL 33334
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 94,896,094 shares of our common stock outstanding as of June 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets
             as of March 31, 2004 and December 31, 2003 (unaudited)                  1

        Condensed Consolidated Statements of Operations and Comprehensive Losses
             for the three months ended March 31, 2004 and 2003 (unaudited)          2

        Statement of Stockholders' Deficiency and Comprehensive Loss
             for the three months ended March 31, 2004 (unaudited)                   3

        Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 2004 and 2003 (unaudited)          4

        Notes to Condensed Consolidated Financial Statements (unaudited)             5

ITEM 2. Management's Discussion and Analysis of Interim Financial
             Condition and Results of Operations                                     24

ITEM 3. Controls and Procedures                                                      28


                        PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                            29

ITEM 2. Changes in Securities                                                        29

ITEM 3. Defaults upon Senior Securities                                              29

ITEM 4. Submission of Matters to a Vote of Security Holders                          29

ITEM 5. Other Information                                                            30

ITEM 6. Exhibits and Reports on Form 8-K                                             30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 2004 and December 31, 2003

                                  (Unaudited)

                                     ASSETS

                                                                March 31,     December 31,
                                                                  2004           2003
                                                               ----------     ----------
Current Assets

     Cash and cash equivalents                                 $  595,217     $  238,796
     Accounts receivable, net of allowance
       $111,769 at March 31, 2004 and
       December 31, 2003                                          355,427        653,564
     Inventory, net of reserve for excess and obsolescence
       of $396,572 and $203,555 at March 31, 2004 and
       December 31, 2003, respectively                            983,655          4,234
     Investments - marketable equity securities                   257,376           --
     Prepaid expenses and other current assets                    156,675         17,231
                                                               ----------     ----------

         TOTAL CURRENT ASSETS                                   2,348,350        913,825

Property and Equipment, net                                       433,358        203,591

Other Assets

     Intangible assets, net of accumulated amortization
       of $316,659 and $253,679 at March 31, 2004 and
       December 31, 2003, respectively                            769,721        845,202
     Goodwill                                                   1,011,943      1,011,943
     Deferred settlement recovery                                 208,141        241,672
     Deposits and restricted funds                                567,000            250
                                                               ----------     ----------

         TOTAL OTHER ASSETS                                     2,556,805      2,099,067
                                                               ----------     ----------

         TOTAL ASSETS                                          $5,338,513     $3,216,483
                                                               ==========     ==========


            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 2004 and December 31, 2003

                                  (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                 March 31,       December 31,
                                                                                   2004              2003
                                                                               ------------      -----------
Current Liabilities

     Accounts payable - trade                                                  $  1,162,315      $   394,122
     Accounts payable - school rebates                                            1,085,652        1,273,550
     Accrued expenses                                                             2,528,198          847,528
     Deferred revenue                                                                85,107          101,824
     Notes payable - banks                                                          430,000        1,430,200
     Convertible note payable Schoolpop acquisition                                    --          1,055,000
     Note payable - stockholder                                                   1,000,200             --
     Current portion of notes payable                                               210,000          147,000
     Current portion notes payable shareholders, net of
       unamortized deferred debt discount of $0 and $31,535 at
       March 31, 2004 and December 31, 2003, respectively                           139,464          720,090
     Other current liabilities                                                       65,000           50,000
                                                                               ------------      -----------

         TOTAL CURRENT LIABILITIES                                                6,705,936        6,019,314

Long-Term Liabilities

     Notes payable, less current portion                                             40,000          103,000
     Notes payable shareholders, less current portion                                69,278             --
     Other liabilities                                                              235,000          250,000
                                                                               ------------      -----------
         TOTAL LONG-TERM LIABILITIES                                                344,278          353,000
                                                                               ------------      -----------

         TOTAL LIABILITIES                                                        7,050,214        6,372,314

Commitments and Contingencies

Stockholders' Deficiency

     FUNDever, Inc. Series A convertible preferred stock;
       $.001 par value; 500,000 shares
       authorized; 500,000 shares issued and
       outstanding at December 31, 2003                                                --                500
     Preferred stock: $.001 par value; authorized 5,000,000
        shares; 3 shares issued and outstanding                                        --               --
     Common stock; $.001 par value; 100,000,000 shares
        authorized, 94,896,094 issued and outstanding at
        March 31, 2004; 15,000,000 shares authorized,
        3,729,200 issued and outstanding at December 31, 2003                        94,895            3,730
     Additional paid-in capital                                                   9,114,170        6,339,944
     Accumulated other comprehensive loss                                           (82,998)            --
     Accumulated deficit                                                        (10,837,768)      (9,500,005)
                                                                               ------------      -----------

         TOTAL STOCKHOLDERS' DEFICIENCY                                          (1,711,701)      (3,155,831)
                                                                               ------------      -----------

         TOTAL LIABILITIES AND

           STOCKHOLDERS' DEFICIENCY                                            $  5,338,513      $ 3,216,483
                                                                               ============      ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

               For the Three Months Ended March 31, 2004 and 2003

                                  (Unaudited)


                                                         March 31,         March 31,
                                                           2004              2003
                                                       ------------      -----------
Revenues                                               $ 11,972,337      $    49,287

Cost of Revenues                                         11,761,342           13,986
                                                       ------------      -----------
         GROSS PROFIT                                       210,995           35,301

Operating Expenses

     Salaries and wages                                     609,905          235,402
     Stock based compensation                                23,200          930,177
     Selling, general, and administrative expenses          843,969          201,188
                                                       ------------      -----------
         TOTAL OPERATING EXPENSES                         1,477,074        1,366,767
                                                       ------------      -----------
         NET OPERATING LOSS                              (1,266,079)      (1,331,466)

Other Expense

     Interest expense, net                                  (71,683)        (100,045)
                                                       ------------      -----------


NET LOSS                                               $ (1,337,762)     $(1,431,511)
                                                       ============      ===========


Other Comprehensive Loss

     Unrealized loss on marketable securities               (82,998)            --
                                                       ------------      -----------

TOTAL COMPREHENSIVE LOSS                               $ (1,420,760)     $(1,431,511)
                                                       ============      ===========


Net loss per Common Share, Basic and Diluted           $      (0.02)     $     (0.17)

Weighted Average Common Shares Outstanding-
Basic and Diluted                                        65,762,623        8,320,011

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

          STATEMENT OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS

                    For the Three Months Ended March 31, 2004

                                  (Unaudited)



                               Convertible Preferred Stock       Common Stock       Additional Paid-
                                    Shares      Amount       Shares        Amount      in Capital
                                   --------     -----     -----------     --------     -----------

Balance at December 31, 2003        500,000     $ 500       3,729,200     $  3,730     $ 6,339,944

  Common stock issued for
    compensation and services          --        --            18,960           18          32,193

  Common stock issued in
    connection with
    conversion of loans                --        --           260,400          260       1,086,390
                                   --------     -----     -----------     --------     -----------

Balance at February 17, 2004        500,000       500       4,008,560        4,008       7,458,527

  Preferred and common stock
    to be converted                (500,000)     (500)     (4,008,560)      (4,008)          4,508

  Conversion of common stock           --        --        52,113,114       52,112         (52,112)

  Common stock issued in
    connection with
    conversion of loans                --        --        16,133,000       16,133         660,717

  Common stock issued for
    merger with BarPoint               --        --        26,649,980       26,650       1,042,530

  Conversion of preferred stock           3      --              --           --              --

  Other comprehensive loss             --        --              --           --              --

  Net loss                             --        --              --           --              --
                                   --------     -----     -----------     --------     -----------

Balance at March 31, 2004                 3     $--        94,896,094     $ 94,895     $ 9,114,170
                                   ========     =====     ===========     ========     ===========

[restubbed table]


                                                 Accumulated       Total
                                  Accumulated   Comprehensive  Stockholders'
                                    Deficit         Income        Deficit
                                  ------------     --------     -----------

Balance at December 31, 2003      $ (9,500,005)    $   --       $(3,155,831)

  Common stock issued for
    compensation and services             --           --            32,211

  Common stock issued in
    connection with loans                 --           --         1,086,650
                                  ------------     --------     -----------

Balance at February 17, 2004        (9,500,005)        --        (2,036,970)

  Preferred and common stock
    to be converted                       --           --              --

  Conversion of common stock              --           --              --

  Common stock issued in
    connection with loans                 --           --           676,850

  Common stock issued for
    merger with BarPoint                  --           --         1,069,180

  Conversion of preferred stock           --           --              --

  Other comprehensive loss                --        (82,998)        (82,998)

  Net loss                          (1,337,763)        --        (1,337,763)
                                  ------------     --------     -----------

Balance at March 31, 2004         $(10,837,768)    $(82,998)    $(1,711,701)
                                  ============     ========     ===========



            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2004 and 2003

                                  (Unaudited)

                                                             2004              2003
                                                          -----------      -----------
Cash Flows from Operating Activities

     Net loss                                             $(1,337,762)     $(1,431,511)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                        21,628            1,943
           Amortization                                        75,480           26,534
           Reserve for bad debt                                  --             85,912
           Amortization of debt discount                       31,535           82,672
           Deferred settlement recovery                        33,531             --
           Stock based compensation and services               32,212          930,177
           (Increase) decrease in:
                Accounts receivable                           298,137           10,578
                Prepaid expenses                              (74,313)              93
                Inventory                                     192,690           (8,940)
                Other current assets                              250             --
                Accounts payable                              485,380           37,365
                Accrued expenses                             (145,336)          30,527
                                                          -----------      -----------

     NET CASH USED IN OPERATING ACTIVITIES                   (386,568)        (234,650)

Cash Flows from Investing Activities

     Purchase of property and equipment                       (30,222)            (260)
     BarPoint merger                                          721,097             --
                                                          -----------      -----------

     NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES         690,875             (260)

Cash Flows from Financing Activities

     Proceeds from lines of credit                               --              3,500
     Proceeds from other loans                                225,000          295,100
     Principal payments on other loans                       (172,886)            --
                                                          -----------      -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                 52,114          298,600
                                                          -----------      -----------

     NET INCREASE IN CASH                                     356,421           63,690

Cash at Beginning of Period                                   238,796            3,703
                                                          -----------      -----------

Cash at End of Period                                     $   595,217      $    67,393
                                                          ===========      ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2004 and 2003

                                  (Unaudited)

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

     Interest                                         49,186           17,514

     Income Taxes                                       --               --

Non-cash investing and financing activities:

     During the period ended March 31, 2003, deferred debt discount recognized of $151,419 related to stock issued for loans.

     During the period ended prior to the merger with BarPoint.com at February 18, 2004, the Company issued 18,960 shares of common stock, valued at $32,212 to individuals for compensation and services to employees.

     Other comprehensive loss in the amount of $82,998 was recognized due to unrealized losses on marketable securities.

     Loans in the amount of $1,650,000 and related accrued interest of $113,500 were converted as a capital contribution in exchange for 260,400 shares of common stock prior to the merger with BarPoint.com on February 18, 2004 and 16,133,000 shares of common stock in conjunction with the BarPoint merger on February 18, 2004

     In connection with the BarPoint merger, assets acquired (inclusive of cash in the amount of $721,097) exceeded liabilities assumed by $1,069,180.

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)


Note 1--Nature of Business, Significant Accounting Policies and Going Concern

INTERIM FINANCIAL INFORMATION: The condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company and are not audited or reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission. The Company is using its best efforts to promptly have the interim financial statements included in this filing reviewed as required. The Company cannot however, predict when the review will be completed, its ultimate scope or its outcome or any possible effect on the Company's financial statements. These interim financial statements include all adjustments consisting of normal recurring items which management considers necessary to make the financial statements not misleading. The results of operations for the quarterly period ended March 31, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

CONSOLIDATED FINANCIAL STATEMENTS: These consolidated financial statements present the results of LoyaltyPoint, Inc. (formerly BarPoint.com, Inc.) and its wholly-owned subsidiaries, FUNDever, Inc. ("FUNDever") and Schoolpop, Inc. ("Schoolpop"), collectively referred to as the "Company". All intercompany account transactions have been eliminated in consolidation.

NATURE OF BUSINESS: The Company is a loyalty marketing company focused on nontraditional fundraising for schools and charitable organizations. A consumer shopping online or using prepaid merchant gift cards (scrip) generate revenues for the Company, a portion of which are paid to participating schools and charitable organizations.

GOING CONCERN: As shown in the accompanying consolidated financial statements, the Company has yet to achieve profitability and has accumulated a deficit of approximately $11,000,000 since inception. Additionally, the Company has generated negative cash flow from operating activities of approximately $386,000 for the first quarter ended March 31, 2004, and at March 31, 2004 has a working capital deficit of approximately $4,358,000 and a stockholder's deficiency of approximately $1,712,000. In order to sustain its operating activities, the Company has been successful in raising $3,297,351 from financing activities since inception, which was also used to finance its acquisitions of other businesses. However, past successes in raising capital is not indicative of future results, and there can be no assurance that the Company can be successful in raising sufficient capital in order to meet its future operating needs.

The Company is currently seeking to raise $3,000,000 in additional capital from an existing stockholder and has recently signed a non-binding letter of intent. Because it is uncertain whether the Company will be successful in raising the necessary capital, there is substantial doubt of the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

Note 1--Nature of Business, Significant Accounting Policies and Going Concern -- Continued

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short term interest bearing instruments. From time to time the amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk.

INVENTORY: Inventory is valued at lower of cost or market, with cost generally stated on a first-in, first-out basis. Reserves for obsolescence or slow moving inventory are recorded when such conditions are recognized.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the lease term.

LONG-LIVED ASSETS: The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS: Several business acquisitions took place in 2003 and the three months ended March 31, 2004. Under the purchase method of accounting the allocation of the purchase price first went to tangible and intangible assets at their determined fair market value, and then any residual to goodwill.

The identifiable intangible assets are amortized over their useful lives. All intangible assets, including goodwill are evaluated each year by management for impairment. Impairment expense is recognized in the period when the fair value is determined to be less than its carrying net book value.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

Note 1--Nature of Business, Significant Accounting Policies and Going Concern -- Continued

INCOME TAXES: The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are held primarily with two financial institutions and consist primarily of cash in bank accounts. The Company generates revenue primarily from Internet-based merchants in the United States and maintains allowances for estimated potential bad debt losses.

ACCOUNTS RECEIVABLE: The Company records an allowance for doubtful accounts based on specific identification of those accounts that they consider to be uncollectible and based on a percentage of historical uncollectible amounts.

REVENUE RECOGNITION: The Company recognizes revenue when persuasive evidence of an arrangement with a merchant exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized when affiliated program merchants report a sale to the Company as a result of shoppers' purchases. Revenues earned under affiliated merchant arrangements which contractually obligate the Company to pass on specified rebate amounts to schools are recorded on a gross commission basis with the related rebates reflected as cost of revenue. Marketing and advertising revenue is generally recognized ratably over-the period of time during which the advertisement appears.

SCHOOL REBATES: School payments include cash amounts paid and payable to schools or organizations which are calculated based upon (i) a percentage of the purchase made by the shopper or (ii) a flat fee per purchase. Such amounts are variable by nature and directly proportionate to the shopping activity and as such specifically exclude payments made to schools or organizations based upon the achievement of milestones as these relate to general sales and marketing activities.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

Note 1--Nature of Business, Significant Accounting Policies and Going Concern -- Continued

STOCK-BASED COMPENSATION: In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25 (See
Note 6).

NET LOSS PER SHARE: Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 2003 and 2002, as inclusion is anti-dilutive (See Note 6).

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 2--Property & Equipment

Property and equipment includes the following:

                                                    March 31           March 31
                                                      2004               2003
                                                   ---------          ---------

Business equipment and software                    $ 503,145          $ 205,817
Furniture and fixtures                                76,128              9,805
Leasehold improvements                                31,971             31,971
                                                   ---------          ---------

                                                     611,244            247,593
Less accumulated depreciation                       (177,886)           (44,002)
                                                   ---------          ---------


                                                   $ 433,358          $ 203,591
                                                   =========          =========

Depreciation expense totaled $21,628 and $1,943 for the quarters ended March 31, 2004 and 2003, respectively.

NOTE 3--INTANGIBLE ASSETS

Intangible assets at March 31, 2004 include the following:

                            Estimated                         Accumulated       Asset          Intangible
          Asset            Useful Lives        Amount        Amortization     Impairment(1)    Assets, net
----------------------------------------------------------------------------------------------------------

Websites-temporary          2 yrs           $   462,269      $  (227,894)     $(234,375)(1)     $     --
Websites-permanent          undefinable     $   200,000                0           --              200,000
 Enrolled Supporters        2 yrs               391,561         (101,265)          --              290,296
 Registered entities        undefinable         225,425             --             --              225,425
 Merchant relationships     undefinable          54,000             --             --               54,000
 Goodwill                   undefinable       1,550,297             --         (538,354)         1,011,943
                                            -----------      -----------      ---------         ----------
                                            $ 2,883,552      $  (329,159)     $(772,729)        $1,781,664
                                            ===========      ===========      =========         ==========

-----------
(1) Subsequent to the purchase of the assets of Technology 4 Kids, the Company discontinued the T4K technology rewards program, integrated the T4K customers into the Company's customer database, and abandoned the T4K website. Based upon this, the Company's management determined that the remaining book value allocated to certain intangible assets had been impaired, as such value would not be recoverable in future periods. Therefore, the net book value of these assets were charged to earnings in the period ended December 31, 2003 as an impairment loss.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

Intangible assets at December 31, 2003 include the following:

                            Estimated                         Accumulated       Asset          Intangible
          Asset            Useful Lives        Amount        Amortization     Impairment(1)    Assets, net
----------------------------------------------------------------------------------------------------------

Websites-temporary          2 yrs           $   462,269      $  (201,360)     $(234,375)(1)     $   26,534
Websites-permanent          undefinable     $   200,000                0             --            200,000
 Enrolled Supporters        2 yrs               391,561          (52,318)          --              339,243
 Registered entities        undefinable         225,425             --             --              225,425
 Merchant relationships     undefinable          54,000             --             --               54,000
 Goodwill                   undefinable       1,550,297             --         (538,354)(1)      1,011,943
                                            -----------      -----------      ---------         ----------
                                            $ 2,883,552      $  (253,679)     $(772,729)        $1,857,145
                                            ===========      ===========      =========         ==========

-----------
(1) Subsequent to the purchase of the assets of Technology 4 Kids ("T4K"), the Company discontinued the T4K technology rewards program, integrated the T4K customers into the Company's customer database, and abandoned the T4K website. Based upon this, the Company's management determined that the remaining book value allocated to certain intangible assets had been impaired, as such value would not be recoverable in future periods. Therefore, the net book value of these assets were charged to earnings in the period ended December 31, 2003 as an Impairment Loss.

Amortization expense for the quarters ended March 31, 2003 and 2002 was $75,480 and $26,534, respectively.

Future amortization expense for the above intangible assets as of March 31, 2004 is as follows:

        For the year ending December 31,         Amounts
        ---------------------------------------------------

                  2004                          $ 159,337
                  2005                            143,459
                thereafter                           --
                                                ---------
                  total                         $ 302,796
                                                =========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 4--LEASE COMMITMENTS

The Company leases its principal facilities under non-cancelable operating leases. Future minimum annual rental payments under the lease agreement are as follows:

Period ending December 31,
                                    2004             $ 185,423
                                    2005             $ 124,591
                                    2006             $ 105,510
                                    2007             $  95,232
                                    2008             $  93,416
                                    thereafter       $  99,328
                                                     ---------
                                    Total            $ 703,500
                                                     =========

Rent expense was $46,247 and $4,520 for the quarters ended March 31, 2004 and 2003, respectively. Rent expense under the facility lease is recognized on a straight-line basis over the term of the lease.

NOTE 5--Notes Payable -- Notes payable at March 31, 2004, and December 31, 2003 consist of the following:

                                                                                                March 31,   December 31,
                                                                                                  2004          2003
                                                                                                --------     ---------

Promissory note payable to stockholder, original amount of $250,000 on January
31, 2002, requiring principal payments of $10,000 per month starting March 2002 through December 2002, $20,000 per month through July 2003 and and $10,000
August 2003. Principal payments of $90,000 were made through December 2002, and no additional payments made thereafter. Interest accrued annual rate of 12%
Principal plus accrued interest converted into 83,700 shares of common stock of the Company in January 2004

Note was converted to common stock in February 2004                                             $   --       $ 160,000

Related deferred debt discount recognized for 665 Shares of Series A Preferred
Stock issued in connection with the note, net of accumulated amortization of
$358,246 at 2003                                                                                    --          (5,226)


                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 5--Notes Payable--Continued


                                                                                                March 31,   December 31,
                                                                                                  2004          2003
                                                                                                --------     ---------

Promissory note payable to stockholder, original amount of $60,000 on July 26,
2002, required monthly interest payments only based on annual rate of 12% with maturity date of December 31, 2002. Principal plus accrued interest converted into 47,000 shares of common stock of the Company in January 2004. Note
converted to common stock in February 2004                                                          --          60,000

Related deferred debt discount recognized for 200 shares of Series A Preferred
Stock issued in connection with the note, net of accumulated amortization of
$40,521 at 2003 and $11,917 at 2002                                                                 --          (2,384)

Promissory note payable to stockholder, original amount of $125,000 on February
28, 2003, with maturity date of December 31, 2003, no stated interest rate                          --         125,000

Related deferred debt discount recognized for 175 shares of Series A Preferred
Stock issued in connection with the note, net of accumulated amortization
of $58,318 at 2003                                                                                  --          (5,832)

Promissory note payable to stockholder, original amount of $31,626 on October
28, 2002, annual interest rate at 12%. Payable interest only each month with maturity date of December 31, 2003. In May 2004, individual agreed to convert the loan and accrued interest into 285,885 shares of Loyalty Point, Inc.
common stock                                                                                      31,626        31,626

Promissory note payable to stockholder, original amount of $125,000 in April
2003 and $125,000 in June 2003, interest accrues at 1% annual rate, matures in
December 2003. Loan converted into 81,100 shares of common stock of the
Company in January 2004                                                                             --         250,000

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 5-- Notes Payable--Continued

                                                                                                March 31,   December 31,
                                                                                                  2004          2003
                                                                                                --------     ---------


Related deferred debt discount recognized for 263 shares of Series A Preferred
Stock issued in connection with the note, net accumulated amortization
of $135,169 at 2003                                                                                 --         (18,094)

Promissory note made payable to stockholder, original Amount of $100,000 in
November 2002 and $125,000 in February 2003, no interest, matures in December
2003. A portion of the loan was converted into 395,100 shares of common stock
of the Company in 2003                                                                          81,000         125,000

Promissory note payable to shareholder, original amount of $100,000 in January
2004, interest at 2% per month, principal and interest payments of $3,923
starting February 2004 through January 2007                                                     96,116              --
                                                                                              --------       ---------
                                                                                               208,742         720,090
     Less current portion                                                                      139,464         720,090
                                                                                              --------       ---------
                                                                                              $ 69,278       $      --
                                                                                              ========       =========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 5-- Notes Payable--Continued


                                                                                                March 31,   December 31,
                                                                                                  2004          2003
                                                                                                --------     ---------


Convertible note payable Schoolpop note holders, issued July 31, 2003, interest accrues at 5% per annum through November 30, 2003 and thereafter at an annual rate of prime plus 2%. Note was converted into 17% of the outstanding capital
stock of BarPoint.com, Inc. in February 2004                                                    $     --       $1,055,000
                                                                                                ==========     ==========

Note payable issued in connection with Schoolcash acquisition, annual interest rate at 6% with monthly payments of accrued interest starting on January 1,
2004, monthly principal payments of $21,000 starting June 1, 2004 and a final
payment of $19,000 on May 30, 2005                                                              $  250,000     $  250,000

Less amounts due in one year                                                                       210,000        147,000
                                                                                                ----------     ----------
Long-term debt                                                                                  $   40,000     $  103,000
                                                                                                ==========     ==========

Promissory note payable to bank, interest at prime
plus 1%, payable upon demand.  Note was assumed
by a major stockholder subsequent to December 31, 2003                                          $     --       $1,000,200

Line of credit with bank at prime plus 0.5%, payable on demand, expiring May
2005, secured by Company's assets                                                                  430,000        430,000
                                                                                                ----------     ----------
                                                                                                $  430,000     $1,430,200
                                                                                                ==========     ==========

Promissory note payable to shareholders, due on demand, interest at prime plus
1.5%, secured by Company's assets subordinate to banks loan                                     $1,000,200     $     --
                                                                                                ==========     ==========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 6--STOCKHOLDERS' EQUITY

Preferred Stock: The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, of which three shares of Series A are issued and outstanding. The remaining shares may be issued with such rights, preferences and limitations as may be adopted by the Board of Directors.

Common Stock: The Company is authorized to issue 100,000,000 shares Common Stock, par value $0.001, of which 94,896,094 shares were outstanding at March 31, 2004.

In January 2004, FUNDever issued 279,360 shares of common stock, par value $0.001. Of these shares, 18,960 shares were issued for services valued at $32,211 and the remaining 260,400 shares of FUNDever common stock were issued in exchange for loans outstanding in the amount of $1,086,650. The FUNDever shares were exchanged for shares of BarPoint.com as part of the merger.

Stock Option Plans and Warrants

At the date of the merger with BarPoint.com, BarPoint.com's options outstanding were transferred to the Company. The Company applies APB No. 25 and related interpretations in accounting for its plans and outstanding options granted under stock option agreements. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance. There were no options granted with exercise prices less than fair value during the period. At March 31, 2004 the Company has one stock-based compensation plan and outstanding options granted under stock option agreements, which are described below. Subsequent to March 31, 2004, 17,790,337 options were issued outside of this plan under separate option agreements. The Company plans to implement a new stock-based compensation plan during the third quarter of 2004 to permit it to provide incentives for current and new employees. The exact number of shares and type of awards has not yet been finalized.

A summary of the status of the Company's stock options as of March 31, 2004, and the changes during the year is presented below:

                                                              Weighted-Average
                                        Number of Options      Exercise Price
                                        -----------------      --------------


Balance at December 31, 2003                     --              $   --

Options assumed in Barpoint.com merger      4,480,768            $   2.96

Forfeited                                    (257,250)           $   0.53

Options granted                                    --                  --
                                            ---------            --------
Balance at March 31, 2004                   4,223,518            $   3.11
                                            =========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 6--STOCKHOLDERS' EQUITY--Continued

Additional information regarding options outstanding at March 31, 2004 is as follows:

                                          Options Outstanding                         Vested Options
                            --------------------------------------------       -----------------------------
                                                Weighted
                                                Average      Weighted                            Weighted
                                               Remaining      Average                            Average
                                 Number       Contractual    Exercise              Number        Exercise
Exercise Price                 Outstanding    Life(Years)      Price               Vested         Price
--------------------        --------------------------------------------       -----------------------------

$0.13 - $0.22                        946,825           0.59        0.22                946,825         0.22
$0.28 - $0.74                         61,454           0.30        0.50                 61,454         0.50
$1.01 - $1.33                        918,420           0.42        1.28                918,420         1.28
$1.40 - $2.49                        647,128           0.89        2.14                647,128         2.14
$3.15 - $3.50                        135,771           0.53        3.20                135,771         3.20
$4.37 - $4.88                        263,396           0.60        4.87                263,396         4.87
$5.74 - $8.92                      1,250,524           0.82        6.90              1,250,524         6.90

                            -----------------                                  ----------------
$0.13 - $8.92                      4,223,518           0.66        3.11              4,223,518         3.11
                            =================                                  ================


The above table was adjusted for the effects of the reverse merger and employee terminations which occurred on February 18, 2004, as discussed in Note 10.

The following information concerning the Company's stock option plans is provided in accordance with SFAS No. 123. The fair value of each option grant is estimated on the grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the first quarter of 2004: no expected dividends, risk-free interest rate of 1.19%, expected volatility of 250%, and expected lives remaining of approximately 1 year for the options. The assumptions used for grants in 2003 were as follows: dividend yield of $.05 per share, risk-free interest rate of 3.30%, expected volatility of 100%, and expected lives of 5 years for the options.

                                                  03/31/04
                                                -----------

Total vested options                              4,223,518

Estimated $ per option                          $      0.16

Estimated total value                           $   675,763

At the date of the merger with BarPoint.com, BarPoint.com's outstanding warrants were transferred to the Company. As of March 31, 2004, there were outstanding warrants to purchase 633,125 shares of common stock. Of this amount, 383,020 warrants, with an average exercise price of $5.47 per share, expire in April 2005. The remaining warrants to purchase 250,105 shares, at an average exercise price of $0.22 per share, expire in July 2006. There was no change in outstanding warrants during the year.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 7--INCOME TAXES

Due to the Company's loss position and the recognition of a valuation allowance against any deferred tax asset, there was no income tax provision for the quarters ended March 31, 2003 and 2003.

Significant components of the Company's net deferred tax assets at March 31, 2004 and December 31, 2003 consist of:

Deferred tax assets and (liabilities):

                                         2004              2003
                                     ------------      ------------

Amortization and depreciation        $    330,900      $    333,500
Inventory reserve                         158,600            81,400
Bad debts                                  44,700            44,700
Other accruals and reserves               134,300           135,900
Net operating loss carry forward       28,517,100        16,865,000
                                     ------------      ------------

Total deferred tax assets              29,185,600        17,460,500
Valuation allowance                   (29,185,600)      (17,460,500)
                                     ------------      ------------

Net deferred tax asset               $       --        $       --
                                     ============      ============

The increase in the valuation allowance during the quarter ended March 31, 2004 was primarily the result of loss carry-forwards of BarPoint.com which merged with the Company in February 2004. At March 31, 2004, the Company on a consolidated basis had incurred federal net operating losses on a cumulative basis of approximately $75,000,000. However, current federal, Georgia and California tax laws include substantial restrictions on the utilization of net operating losses and credits as a result of the "ownership change" for the acquired subsidiary. Accordingly, the Company's ability to utilize net operating loss and tax credit carry-forwards may be limited as a result of such "ownership change." Such a limitation could result in the expiration of carry-forwards before they are utilized.

The Company provided a full valuation allowance against the deferred tax asset based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

NOTE 8--ACQUISITIONS

On January 9, 2004, Schoolpop purchased certain assets and assumed certain liabilities from National Scrip Center, Inc. ("NSC"), a Santa Rosa, California-based nonprofit company that is in the scrip industry (gift certificates and stored value purchase cards). Under the terms of the agreement, Schoolpop agreed to: i) pay $200,000 in cash three days after closing; ii) a five-year contingent earn-out consisting of 2% net revenue generated from specified customers; iii) satisfy up to $1,266,000 owed to certain nonprofit customers of NSC; and iv) assume approximately $244,166 in leases and deferred payments on computer software and

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 8--ACQUISITIONS--Continued

hardware. Schoolpop did not agree to assume liabilities to trade vendors or any other creditors of NSC. The agreement allows for post-closing adjustments to the purchase price and as of the date of this report, the $200,000 in cash had not been paid and the parties continue to negotiate a downward revision to the cash amount. Operating results of NSC have been included in the Company's operating results since January 12, 2004.

  The following summarizes the allocation of the purchase price:

                                                                Estimated Useful
                                                                     Life
                                                                ----------------
         Inventory, net of reserves         $       1,172,111         n/a
         Furniture, fixtures and equipment             74,106     3 - 5 years
                                            -----------------
              Total purchase price          $       1,246,217
                                            =================


A material consideration for the Company in entering into the NSC transaction was the assumption and continuation of the American Express Incentive Services LLC ("AEIS") exclusive agreement, which currently expires on July 31, 2004. AEIS provides, on an exclusive basis, certain stored value purchase cards (gift cards) to the Company, which are currently the Company's most popular gift cards, as measured by sales volume. If the Company is unsuccessful in reaching an exclusive agreement with AEIS, the resulting loss of revenue could have a material negative impact on the Company's anticipated revenue and operating cash flow.

Effective February 18, 2004, FUNDever was acquired by BarPoint.com, Inc. in a reverse merger transaction, whereby BarPoint.com issued 68,250,111 shares of its common stock to FUNDever stockholders. Following the merger, FUNDever stockholders owned approximately 71.9% of the outstanding common stock of BarPoint.com, Inc. The transaction was accounted for as a recapitalization. Subsequent to the merger, BarPoint.com, Inc. changed its name to LoyaltyPoint, Inc. The stock exchange resulted in net assets acquired by the Company totaling $1,069,180, consisting of the following:

                                                                      Estimated
                                                                       Useful
                                                                        Lives
                                                                      ---------
Cash and cash equivalents                              $   721,097       n/a
Marketable securities                                      340,374       n/a
Prepaid assets                                              65,131       n/a
Property and equipment, net                                147,067        3
Restricted escrow funds                                    567,000       n/a
Current liabilities                                       (771,489)      n/a
                                                       -----------

    Net Assets                                         $ 1,069,180
                                                       ===========

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 8--ACQUISITIONS--Continued

The following unaudited supplemental information reflects the Company's pro forma financial statements for the periods shown by combining the historical operating results of FUNDever, SchoolPop, BarPoint.com and National Scrip Center including the impact of other applicable purchase accounting adjustments, assuming the acquisitions had occurred at the beginning of the earliest period presented.

           Consolidated Balance Sheet                          Pro Forma
                                                            Consolidated
                                                                12/31/03
                                                          ---------------


           Total Assets                                     $    4,695,000
                                                            ==============

           Total Liabilities                                $    6,915,000

           Total Stockholders' Deficiency                   $   (2,220,000)
                                                            --------------

           Total Liabilities and Stockholders' Deficiency   $    4,695,000
                                                            ==============


       Consolidated Statements of Operations                    Pro Forma Consolidated        Pro Forma Consolidated
                                                                   Three Months Ending           Three Months Ending
                                                                              03/31/04                      03/31/03
                                                            --------------------------- -----------------------------


       Revenue                                                           $  13,562,025                  $ 12,651,874

       Net loss                                                          $  (1,313,812)                 $ (1,964,195)

       Loss per share                                                    $       (0.02)                 $      (0.07)

       Weighted average shares outstanding                                  65,762,623                    26,962,610

NOTE 9--RELATED PARTY TRANSACTIONS

The former board of directors of BarPoint.com, Inc required FUNDever to extend its lines of credit, which had been guaranteed by certain FUNDever officers and a director, in order to expedite the merger closing. One line of credit in the amount of $1,000,200 was assumed by a major stockholder and director of FUNDever on February 18, 2004. In addition, the director and certain FUNDever officers remain guarantors on a $430,000 line of credit. This loan has been extended to May 31, 2005. Also see Note 4 which describes the terms of notes with related parties.

In connection with the closing of the BarPoint.com merger, the Company elected not to retain existing management. As a result, its former officers received payments under change of control agreements of $1,056,366 directly from the Company, including Mr. Leigh Rothschild, who remained as a director and who received $420,376. The severance agreements required the Company to continue employing its officers for one year following a change of control. The amendment of the severance agreements provided for lump sum payments in exchange for immediate termination of employment. Mr. Rothschild is the beneficial owner of approximately 8.2% of our common stock, and, directly and through a trust, received $236,636 and 2,031,138 shares of common stock from the dividends paid to stockholders of record as of February 17, 2004.

NOTE 10--COMITTMENTS AND CONTINGENCIES

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 in the United States District Court, Central District of California. Albertson's alleged violations of the Lanham Act, breach of

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 10--COMITTMENTS AND CONTINGENCIES--Continued

contract, interference with prospective economic advantage, and violation of the unfair competition law of California. The allegations related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop have agreed to indemnify FUNDever for any damages incurred with regard to this action. Management has orally agreed to settle the Albertson's litigation for $300,000 to be paid $20,000 upon court approval and $5,000 monthly over 56 months. FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. An accrual in the amount of $300,000 was established in 2003 for this liability with an offsetting asset of deferred settlement recovery costs as of December 31, 2003. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed. As of December 31, 2003, $58,328 in recovery had been recognized.

In one lawsuit, Honey Baked Ham, Inc. and Gerard, Inc. filed an action in February 2004 against Schoolpop in the Superior Court of California, County of Sonoma. The plaintiffs are seeking to recover approximately $140,000 in damages for alleged violations of the unfair competition law of California, conversion and unjust enrichment as a result of Schoolpop's purchase from NSC. The plaintiffs alleged that NSC had the inventory on consignment, did not pay for it, and transferred the inventory to Schoolpop, as an alter ego of NSC, without any consideration. Schoolpop's defense is that it paid fair consideration for the purchase of the gift certificates as an arms-length purchaser without any knowledge of an adverse claim, and management believes that Schoolpop should not be held liable for the obligations of NSC to the plaintiffs. No accrual for this potential liability has been recorded in these financial statements.

In March 2004, The Cheesecake Factory Restaurants, Inc. ("Cheesecake Factory") filed an action in Superior Court of California, County of Los Angeles, against Schoolpop alleging that Schoolpop is liable for a contractual obligation of NSC to Cheesecake Factory in the approximate amount of $50,000. Cheesecake Factory is seeking collection from Schoolpop as an alleged successor-in-interest, transferee and assignee of NSC and alleges that Schoolpop is jointly liable for debts and obligations of NSC to Cheesecake Factory. Schoolpop acquired no inventory of Cheesecake Factory from NSC and did not agree to assume any obligations of NSC to Cheesecake Factory in connection with the purchase from NSC. The Company believes that Schoolpop should not be held liable for the obligations of NSC to Cheesecake Factory.

Another claim by a vendor of FUNDever, Nova Development, Inc., regarding a prepaid royalty for the right to produce software titles has recently been settled through mediation for $50,000.

                     LOYALTYPOINT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 2004 and 2003

                                  (Unaudited)

NOTE 10--COMITTMENTS AND CONTINGENCIES--Continued

Certain employment agreements between the Company and officers of the Company expire on December 31, 2004. Such agreements provide for annual salaries, monthly automobile allowances and reimbursement for a portion of their health insurance premiums. Upon termination or non renewal of their agreements (except for cause), the officers are entitled to severance packages. Certain officers received stock options subsequent to December 31, 2003. Except for the employment agreements described above, the Company does not pay any compensation to its officers.

NOTE 11--NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company financial statements.

NOTE 12--SUBSEQUENT EVENTS

On June 3, 2004, FUNDever, through Schoolpop, acquired the assets of One Stop School Shop, Inc. ("One Stop") for consideration consisting of $25,000 cash, 1,196,809 shares of common stock of the Company and a contingent earn-out consisting of (i) 50% of the net profit from that division in 2004 and (ii) 10% of the net profit from that division in 2005 to be paid in cash and common stock of the Company. One Stop provided a loyalty-based program involving the sale of school supplies through schools and sold to parents of their students.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

Overview

From 1999 through 2003, we developed and obtained patents for wireless Internet software with applications for online shopping. Revenue from this business was limited and decreased through 2002. In 2003, this business generated no revenue and we began searching to acquire another business. Effective on February 18, 2004, we merged with FUNDever in a reverse merger transaction. We now operate as a holding company for merchant, school, and nonprofit loyalty marketing programs. We market online, store, and catalog-based loyalty programs that generate contributions to schools, nonprofits and other organizations, based upon parent and supporter purchases. The mission of Schoolpop, our wholly-owned subsidiary, is help eliminate the negative impact of budget shortfalls by providing a one-stop shop for schools and nonprofits to enroll in a suite of nontraditional fundraising programs that are hassle-free for schools, convenient for parents and safe for students.

As explained in Note 8 to the Financial Statements, the merger through which FUNDever became a wholly-owned subsidiary of the Company has been treated as a reverse merger and the historical Financial Statements contained in this Report are those of FUNDever. FUNDever has grown significantly through acquisitions. These acquisitions affect a comparison of our results of operations for the first quarter of 2004 versus 2003. The table below reflects the length of time each of our principal operating subsidiaries and business units operated during the comparable three-month periods ended March 31, 2004 and March 31, 2003.

Approximate number of months each principal subsidiary or business unit is included in operating results:

                                                   Quarter-ended March 31,
                                                       2004       2003
                                                       ----       ----
                  FUNDever                               3          3
                  Schoolpop                              3          0
                  National Scrip Center                 2.7         0


Highlights for the first quarter of 2004 include:

         o On February 18, 2004, the Company acquired FUNDever and its wholly-owned subsidiary, Schoolpop;

         o On January 9, 2004, FUNDever acquired certain assets and assumed certain liabilities of NSC; and

         o During this approximate three-month period, our revenue from the NSC assets we purchased (the scrip business) was approximately $11,417,000.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. There have been no material changes in our critical accounting estimates or our application of these estimates in 2004.

Results of Operations

The following table summarizes our results of operations as a percentage of net revenue for the quarter ended March 31, 2004 and 2003:

                                                             Quarter Ended March 31,
                                                        2004                         2003
                                              ------------------------   ------------------------
Net revenue                                   $ 11,972,337        100%   $    49,287         100%

Gross profit                                  $    210,995       2.04%   $    35,301        71.6%

Operating expenses                            $  1,477,074       6.87%   $ 1,366,767       1,687%

Comprehensive Loss                            $( 1,420,760)              $(1,431,511)

  Loss Per Share, Basic and Diluted           $      (0.02)              $     (0.17)

Net Revenue

For the three months ended March 31, 2004, revenue increased $11,923,050 or 24,191% to $11,972,337, compared to revenue of $49,287 for the same period in 2003. This increase is primarily attributable to the Schoolpop's acquisition of NSC, which delivered 95% of period revenue.

Cost of Sales

For the three months ended March 31, 2004, cost of sales increased $11,747,356 or 83,993% to $11,761,342 compared to cost of revenue of $13,986 for the same period in 2003. This increase is primarily attributable to the acquisition of NSC, which generates lower gross margins than the Company's other business. NSC's gross margin for the three months ended March 31, 2004 was 1.1%, compared to the Company's other product lines which average approximately 50%.

Operating Expenses

Total operating expenses increased by $109,307 or 7.9% to $1,477,074 for the three months ended March 31, 2004, compared to $1,366,767 for the same period in 2003. The principal reasons for the increase was the increase in salaries of $374,503 due to increased staffing levels and related increase in office expenses of $265,298, and an increase in legal and professional fees of $222,237 due to the two acquisitions completed during the first three months of 2004, while no acquisitions were completed in same period in 2003. The impact of these increases in the three months ended March 31, 2004 over the same period in 2003 was mitigated by the $930,177 in stock based compensation reported in the 2003 period, while only $23,200 was incurred in the 2004 period.

Depreciation and amortization expense increased by $68,631 or 241%% to $97,109 from $28,477 primarily due to an increase in amortization costs associated with the increase in intangible assets due to 2003 acquisitions.

Net Loss

For the three months ended March 31, 2004, we had a net loss of $1,337,762 compared to a net loss of $1,431,511 in the same period in 2003. This improvement of 6.5% reduction in the loss is the result of lower stock-based compensation in the current period, as previously discussed, offset by an increase in salaries and an increase in professional fees, as previously discussed. The results for the first quarter of 2004 may not be indicative of results for subsequent quarters or for the year.

Liquidity and Capital Resources

For the three months ended March 31, 2004, we used $386,568 in cash for operations in the first three months of 2004 compared to $234,650 for the same period in 2003, an increase of $151,918 or 39%.

For the three months ended March 31, 2004, net cash provided by investing activities was $690,875 compared to ($260) used in investing activities for the corresponding period in 2003. Minor cash expenses in the amount of $30,222 for the purchase of personal computers, furniture, and other fixed assets were offset by cash of $721,097 obtained through the BarPoint.com, Inc. merger on February 18.

During the first quarter of 2004, net cash provided by financing activities was $52,114 compared to net cash provided by financing activities of $298,600 in the first quarter of 2003. Proceeds from loans totaling $225,000 came from Robert Scellato, a director and investor, in the amount of $125,000 and another investor, in the amount of $100,000, respectively. In the period, these proceeds were partially offset by principal payments on other loans that totaled $172,886, including $125,000 to an individual investor, and $44,000 to Mr. Scellato.

At March 31, 2004, we had $595,217 in cash. As of June 15, 2004, our cash and cash equivalent balances were $553,838. At March 31, 2004, our current liabilities exceeded our current assets by $4,357,586. In order to meet our cash needs and to achieve positive operating cash flows, we will continue to take various actions and steps that we believe will enable us to attain these goals.

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

The Company anticipates that it will continue to generate insufficient cash flow from operations to meet operating capital needs, until at least the fourth quarter of 2004. With the existing operations today, we believe that our existing cash will be sufficient to fund the negative operating cash flow over the next two fiscal quarters. Additional capital resources may be required to fund negative operating cash flow in future periods beyond the third quarter of 2004, and the Company gives no assurances that it will be able to obtain adequate capital resources on acceptable terms and conditions.

In order to meet our working capital needs we entered into a term sheet with a venture capital firm that agreed to invest a minimum of $3,000,000 in exchange for convertible preferred stock, subject to certain conditions. Three key conditions are (i) the investor's review of FUNDever's audited financial statements for the year ended December 31, 2003, (ii) our obtaining authorization from our stockholders to increase our authorized capital to permit the investor to be able to convert its preferred stock into common stock and
(iii) our entering into a long-term agreement with American Express Incentive Services, LLC ("AEIS") which accounts for a large majority of the scrip revenue from the NSC assets we purchased. In this regard, please note the following:

         o The audited financial statements are in process of being completed;

         o While we believe we have the necessary approval from the Company's majority stockholders to amend its certificate of incorporation and increase its authorized capital, that step cannot be taken until we can send our stockholders the financial information required under the rules of the SEC. With the filing of this Form 10-QSB, we expect to file the Information Statement with the SEC within a few days. We cannot amend our certificate of incorporation for at least 30 days thereafter; and

         o We have reached an oral agreement with AEIS, which continues our exclusivity and which requires us to issue 5,000,000 shares of common stock and 3,000,000 warrants, exercisable above current fair market value, and pay $1,500,000 over five years, including $250,000 when we sign the definitive agreement.

Under the above referenced term sheet, the preferred stock is convertible into approximately 23,000,000 shares of common stock; in addition we agreed to issue the investor 4,500,000 warrants exercisable above current fair market value.

We are currently negotiating definitive agreements with the venture capital investor and AEIS. There can be no assurances that we will close each transaction on the terms agreed upon or at all. We are targeting to close each transaction by August 1, 2004. If we are unsuccessful in closing the minimum $3,000,000 funding, we will make other efforts to obtain the necessary working capital. If the Company is unsuccessful in reaching an exclusive agreement with AEIS, the resulting loss of revenue could have a material negative impact on the Company's anticipated revenue and operating cash flow, dependent upon whether we can continue selling the cards without an exclusive agreement, or whether AEIS cancels the program entirely.

Reference is made to a description of our long and short-term debt described in
Item 6 of our Form 10-KSB for the year ended December 31, 2003, where we describe various obligations that affect our liquidity.

Capital Expenditures and Commitments

Except for the purchase of new accounting software estimated to cost $100,000 and upgrading our website at an estimated cost of $50,000, we do not currently have any plans to acquire a material amount of capital assets during 2004.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. We also have entered into acquisition agreements which require us to pay the sellers contingent earn-outs based upon the future revenue or profit of the businesses we acquired. In addition as described in Notes 4, and 12, we may pay three companies earn-outs, two of which are described in Item 1 "Description of Business" of our Annual Report on Form 10-KSB for 2003. For the periods ended December 31, 2003 and March 31, 2004, our earn-out expense was $75,889 and $52,960, respectively.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our obtaining financing, closing the AEIS agreements and our achieving positive cash flow. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the future price of our stock, the Company's ability to manage its anticipated growth, and resolving contractual issues. Further information on the Company's risk factors is or will be contained in the Company's other filings with the Securities and Exchange Commission including its Form 10-KSB for the year ended December 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to LoyaltyPoint, Inc. required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the legal proceedings disclosed in our annual report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Changes in Securities

        (a)      Not applicable.

        (b)      Not applicable.

        (c) During the quarter ended March 31, 2004, we issued our common stock to the following classes of persons or persons, as applicable: As of February 18, 2004, we issued 68,250,111 shares of our common stock to FUNDever stockholders as the consideration for the reverse merger. Additionally, we issued 7,999,543 shares of common stock as a stock dividend on March 2, 2004, payable to stockholders of record as of the day prior to the merger.

        (d)      Not applicable.

        (e) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2004 of equity securities that are registered by us. pursuant to Section 12 of the Securities Exchange Act of 1934:

                                  ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
Period                   (a)                 (b)                      (c)                                (d)
                   Total Number of      Average Price     Total Number of Shares (or    Maximum Number (or Approximate Dollar
                  Shares (or Units)     Paid per Share    Units) Purchased as Part of    Value) of Shares (or Units) that May
                      Purchased)          (or Unit)       Publicly Announced Plans or    Yet Be Purchased Under the Plans or
                                                                 Programs (1)                        Programs (1)
-----------------------------------------------------------------------------------------------------------------------------
01/01/04-01/31/04         0                   $0                       0                                  0
-----------------------------------------------------------------------------------------------------------------------------
02/01/04-02/29/04         0                   $0                       0                                  0
-----------------------------------------------------------------------------------------------------------------------------
03/01/04-                 0                   $0                       0                                  0
-----------------------------------------------------------------------------------------------------------------------------

------------
(1) We have not entered into any plans or programs under which it may repurchase its common stock.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         We mailed to our stockholders an Information Statement on Schedule 14C filed with the SEC on March 23, 2004 which was sent in connection with the change of control occurring as a result of the reverse merger. No vote or consent occurred.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

Exhibit
Number     Description
--------   ---------------------------------------------------------------------
2.         Agreement and Plan of Merger (1)
3.1        Form of Amended and Restated Certificate of Incorporation (2)
3.2        Amended and Restated Bylaws (2)
10.1       Equity Incentive Plan (3)
10.2       Employment Agreement with Paul Robinson(4)
10.3       Employment Agreement with Mickey Freeman
10.4       Employment Agreement with Curtis T. Ramsey(4)
10.5       Employment Agreement with Andrew Schulz(4)
10.6       Employment Agreement with Stephen Avalone(4)
10.7       Schoolpop, Inc. Merger Agreement(4)
10.8       Amendment to Schoolpop, Inc. Merger Agreement(4)
10.9       Agreement between Schoolpop and The National Scrip Center, Inc.
10.10      Note with Robert Scellato
10.11      Security Agreement with Robert Scellato
31.1       Certification of CEO
31.2       Certification of CFO
32.1       Section 1350 certification of CEO
32.2       Section 1350 certification of CFO
------------
(1) Contained in Form 8-K filed on February 11, 2004.
(2) Contained in Form 8-K filed on March 4, 2004.
(3) Contained in Form S-8 filed on December 18, 2000.
(4) Contained in Form 10-KSB filed on April 14, 2004.


         (b)     Reports on Form 8-K.

         On February 11, 2004 the registrant filed a report on Form 8-K to report the proposed merger between its wholly owned subsidiary and FUNDever, Inc.

         On March 4, 2004 the registrant filed a report on Form 8-K to report the completion of the merger.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 17, 2004 by the undersigned, thereunto duly authorized.

                                         LoyaltyPoint, Inc.

                                         /s/ Paul Robinson
                                         --------------------------------------
                                         Paul Robinson, Chief Executive Officer