Form 10QSB/A
period 2004-03-31
LOYALTYPOINT INC
filed 2004-06-28
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A

              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2004
                          Commission File No 000-21235

                             ----------------------

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

            3885 Crestwood Parkway, Suite 550, Duluth, Georgia 30096
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 638-5101
                                 --------------
                           (Issuer's telephone number)

                               BarPoint.com, Inc.
         3100 Five Forks Trickum Road, Suite 401, Lilburn, Georgia 30047
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 94,896,094 shares of our common stock outstanding as of June 15, 2004.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheet
             as of March 31, 2004 (unaudited)                                  1

           Condensed Consolidated Statements of Operations
             and Comprehensive Loss for the
             three months ended March 31, 2004 and 2003 (unaudited)            3

           Condensed Consolidated Statement of Stockholders' Deficiency
             for the three months ended March 31, 2004 (unaudited)             4

           Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 2004
             and 2003 (unaudited)                                              5

           Notes to Condensed Consolidated Financial Statements                7

ITEM 2.    Management's Discussion and Analysis of Interim Financial
             Condition and Results of Operations                              22

ITEM 3.    Controls and Procedures                                            26


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                  28

ITEM 2.    Changes in Securities                                              28

ITEM 3.    Defaults upon Senior Securities                                    28

ITEM 4.    Submission of Matters to a Vote of Security Holders                29

ITEM 5.    Other Information                                                  29

ITEM 6.    Exhibits and Reports on Form 8-K                                   29

ITEM 1.  FINANCIAL STATEMENTS

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $  595,217
     Accounts receivable, net of allowance
       of $111,769                                             355,427
     Inventory, net                                            983,655
     Investments - marketable equity securities                257,376
     Prepaid expenses and other current assets                 156,676
                                                            ----------

         TOTAL CURRENT ASSETS                                2,348,351

PROPERTY AND EQUIPMENT, NET                                    433,358

OTHER ASSETS
     Intangible assets, net of accumulated amortization
        of $329,159                                            769,721
     Goodwill                                                1,011,943
     Due from related party                                    208,141
     Deposits and restricted funds                             567,000
                                                            ----------

         TOTAL OTHER ASSETS                                  2,556,805
                                                            ----------



         TOTAL ASSETS                                       $5,338,514
                                                            ==========

           See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable - trade                                     $  1,162,315
     Accounts payable - school rebates                               1,085,652
     Accrued expenses                                                2,528,198
     Deferred revenue                                                   85,107
     Line of credit                                                    430,000
     Note payable - stockholder                                      1,000,200
     Current portion of notes payable - SchoolCash                     210,000
     Current portion of notes payable - stockholders                   139,464
     Other current liabilities                                          65,000
                                                                  ------------

         TOTAL CURRENT LIABILITIES                                   6,705,936

LONG-TERM LIABILITIES
     Notes payable - SchoolCash, less current portion                   40,000
     Notes payable - stockholders, less current portion                 69,278
     Other liabilities                                                 235,000
                                                                  ------------
         TOTAL LONG-TERM LIABILITIES                                   344,278
                                                                  ------------

         TOTAL LIABILITIES                                           7,050,214

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Series A preferred stock; $.001 par value;
        authorized 5,000,000 shares;
        3 shares issued and outstanding                                     --
     Common stock; $.001 par value; 100,000,000 shares
        authorized, 94,896,094 issued and outstanding                   94,896
     Additional paid-in capital                                      9,114,169
     Accumulated other comprehensive loss                              (82,998)
     Accumulated deficit                                           (10,837,767)
                                                                  ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                             (1,711,700)
                                                                  ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                               $  5,338,514
                                                                  ============

           See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                     Three Months Ended
                                               -----------------------------
                                                 March 31,        March 31,
                                                   2004             2003
                                               ------------      -----------
                                               (unaudited)       (unaudited)

REVENUES                                       $ 11,972,337      $    49,287

COST OF REVENUES                                 11,761,342           13,986
                                               ------------      -----------

         GROSS PROFIT                               210,995           35,301

OPERATING EXPENSES
     Salaries and wages                             609,905          235,402
     Stock based compensation                        23,200          930,177
     Selling, general,
       and administrative expenses                  843,969          201,188
                                               ------------      -----------

         TOTAL OPERATING EXPENSES                 1,477,074        1,366,767
                                               ------------      -----------

         NET OPERATING LOSS                      (1,266,079)      (1,331,466)

INTEREST EXPENSE, NET                               (71,683)        (100,045)
                                               ------------      -----------

NET LOSS                                       $ (1,337,762)     $(1,431,511)
                                               ============      ===========


OTHER COMPREHENSIVE LOSS
     Unrealized loss on marketable securities       (82,998)              --
                                               ------------      -----------

TOTAL COMPREHENSIVE LOSS                       $ (1,420,760)     $(1,431,511)
                                               ============      ===========


Net loss per Common Share, Basic and Diluted   $       (.02)     $      (.17)
                                               ============      ===========
Weighted Average Common Shares Outstanding-
Basic and Diluted                                65,762,623        8,320,011
                                               ============      ===========

           See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                                                         Additional                    Accumulated       Total
                  Series A Preferred Stock          Common Stock          Paid-in       Accumulated   Comprehensive    Stockholders'
                     Shares     Amount          Shares          Amount     Capital       Deficit          Loss          Deficiency
                     ------     ------          ------          ------   ----------     -----------   -------------    -------------

Balance at
 December 31, 2003      -      $    -          48,886,674      $48,887     $6,295,287  $ (9,500,005)     $      -      $(3,155,831)

  Common stock
   issued for
   services
   rendered             -           -             216,153          216         31,995             -             -           32,211

  Common stock
   issued in
   connection
   with loans           -           -           3,010,287        3,010        673,840             -             -          676,850

  Common stock
   issued in
   exchange for
   loans                -           -          16,133,000       16,133      1,070,517             -             -        1,086,650

  Effect of
   reverse
   merger with
   BarPoint.com,
   Inc.                 3           -          26,649,980       26,650      1,042,530             -             -        1,069,180

  Other
   comprehensive
   loss                 -           -                   -            -              -                     (82,998)         (82,998)

  Net loss              -           -                   -            -              -    (1,337,762)            -       (1,337,762)
                    -----      ---------       ----------      -------     ----------  ------------      --------      -----------
Balance at
 March 31, 2004
 (Unaudited)            3      $    -          94,896,094      $94,896     $9,114,169  $(10,837,767)     $(82,998)     $(1,711,700)
                    =====      =========       ==========      =======     ==========  ============      ========      ===========

           See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                   ----------------------------
                                                    March 31,         March 31,
                                                      2004              2003
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $(1,337,762)     $(1,431,511)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                 21,628            1,943
           Amortization                                 75,480           26,534
           Reserve for bad debts                            --           85,912
           Amortization of debt discount                31,535           82,672
           Stock based compensation                     23,200          930,177
           Changes in operating assets
             and liabilities
                Accounts receivable                    298,137           10,578
                Inventory                              192,690           (8,940)
                Prepaid expenses                       (74,313)              93
                Other current assets                       250               --
                Due from related party                  33,531               --
                Accounts payable - trade               682,290           37,365
                Account payable - school rebates      (187,898)              --
                Accrued expenses                      (145,336)          30,527
                                                   -----------      -----------

     NET CASH USED IN OPERATING ACTIVITIES            (386,568)        (234,650)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                (30,222)            (260)
     Cash received from BarPoint merger                721,097               --
                                                   -----------      -----------

     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                            690,875             (260)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from lines of credit                          --            3,500
     Proceeds from loans                               225,000          295,100
     Principal payments made to stockholders          (172,886)              --
                                                   -----------      -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES          52,114          298,600
                                                   -----------      -----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS         356,421           63,690

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       238,796            3,703
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   595,217      $    67,393
                                                   ===========      ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED

                                                        Three Months Ended
                                                     ------------------------
                                                       March 31,    March 31,
                                                         2004         2003
                                                     -----------  -----------
                                                     (Unaudited)  (Unaudited)
Supplemental Disclosures of
  Cash Flow Information:

Cash paid for:

     Interest                                        $   49,186     $17,514
                                                     ==========     =======

     Income Taxes                                    $       --     $    --
                                                     ==========     =======

Non-cash investing and financing activities:

     Conversion of notes payable and
       accrued interest into common stock            $1,763,500     $    --
                                                     ==========     =======

     Decline in market value of
       marketable equity securities                  $   82,998     $    --
                                                     ==========     =======

           See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--NATURE OF BUSINESS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Interim Financial Information: The condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company and are not audited. These interim financial statements include all adjustments consisting of normal recurring items which management considers necessary to make the financial statements not misleading. The results of operations for the quarterly period ended March 31, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Condensed Consolidated Financial Statements: These condensed consolidated financial statements present the results of LoyaltyPoint, Inc. ("LoyaltyPoint"), formerly BarPoint.com, Inc. ("BarPoint"), and its wholly-owned subsidiaries, FUNDever, Inc. ("FUNDever") and Schoolpop, Inc. ("Schoolpop"), which was acquired by FUNDever on July 31, 2003, collectively referred to as the "Company". As further described in Note 7, certain assets of The National Scrip Center, Inc. ("NSC") were acquired on January 9, 2004, and the results of its operations from January 9, 2004 are included in these interim financial statements. All inter-company balances and transactions have been eliminated in consolidation.

On February 18, 2004, Barpoint, a publicly-traded company with no active business listed on the electronic bulletin board, acquired 100% of FUNDever, a privately-held Delaware corporation. Pursuant to the merger, the stockholders of FUNDever received 68,246,115 shares of Barpoint's common stock. After giving effect to the exchange of certain FUNDever convertible notes plus accrued interest into 16,133,000 shares of Barpoint's common stock, the shareholders of FUNDever own approximately 72% of the common stock of Barpoint. In addition, former FUNDever executives retained key management positions including Chief Executive Officer and Chief Financial Officer, and three FUNDever board members became members of the four-person board of directors of Barpoint.

The transaction has been accounted for as a reverse merger in which FUNDever is considered to be the acquirer of Barpoint. Accordingly, the reverse merger was accounted for as a recapitalization in which (i) the assets and liabilities of FUNDever and Barpoint were combined on the basis of their historical book values, (ii) the common stock and additional paid in capital of FUNDever were retroactively restated to give effect to the exchange of FUNDever common stock for Barpoint common stock, and (ii) the retained earnings balance of Barpoint at the date of the merger was converted into additional paid in capital.

Nature of Business: The Company is a loyalty marketing company focused on nontraditional fundraising for schools and other nonprofit organizations. A consumer shopping online or using prepaid merchant gift cards (scrip) generate revenues for the Company, a portion of which are paid to participating schools and other nonprofit organizations.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--NATURE OF BUSINESS, SIGNIFICANT ACCOUNTING POLICIES AND
        GOING CONCERN -- CONTINUED

Going Concern: As shown in the accompanying condensed consolidated financial statements, the Company has yet to achieve profitability and has accumulated a deficit of approximately $10,800,000 since inception. Additionally, the Company has a working capital deficit of approximately $4,358,000 and a stockholder's deficiency of approximately $1,712,000. In order to sustain its operating activities, the Company has been successful in raising cash through financing activities, which was also used to finance its acquisitions of other businesses. However, past successes in raising capital is not indicative of future results, and there can be no assurance that the Company can be successful in raising sufficient capital in order to meet its future operating needs.

The Company is currently seeking to raise $3,000,000 in additional capital from an existing stockholder and has recently signed a non-binding letter of intent. Because it is uncertain whether the Company will be successful in raising the necessary capital, there is substantial doubt of the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents: For purposes of the condensed consolidated statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with financial institutions and invests these funds in various short-term interest bearing instruments. From time to time the amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk.

Inventory: Inventory is valued at lower of cost or market, with cost generally stated on a first-in, first-out basis. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. Reserves of $396,572 were recorded at March 31, 2004.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the lease term.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Goodwill and Identifiable Intangible Assets: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 was effective for all business combinations completed after June 30, 2001. SFAS 142 was effective for fiscal years beginning after December 15, 2001. SFAS No. 142 eliminated the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means are to be amortized over their useful lives. SFAS No. 142 requires that goodwill and other intangible assets not subject to amortization be tested for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value.

Income Taxes: The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes and net operating loss carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--NATURE OF BUSINESS, SIGNIFICANT ACCOUNTING POLICIES AND
        GOING CONCERN -- CONTINUED

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement with a merchant exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized when affiliated program merchants report a sale to the Company as a result of shoppers' purchases. Revenues earned under affiliated merchant arrangements which contractually obligate the Company to pass on specified rebate amounts to schools are recorded on a gross commission basis with the related rebates reflected as cost of revenues. Marketing and advertising revenue is generally recognized ratably over the period of time during which the advertisement appears. Revenue from scrip sales is recognized when the money is received from the school or nonprofit and the product has been shipped.

School Rebates: School rebates include cash amounts paid and payable to schools or organizations calculated upon one, or any combination of the following: (i) a percentage of the purchase made by the shopper; (ii) a flat fee per shopper;
(iii) a minimum rebate amount; and (iv) the school's student/supporter participation percentage.

Stock-Based Compensation: In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to account for its stock based compensation plans in accordance with the provisions of APB 25.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25.

The following table illustrates what the Company's net loss and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--NATURE OF BUSINESS, SIGNIFICANT ACCOUNTING POLICIES AND
        GOING CONCERN -- CONTINUED


         Net loss as reported                                      $(1,337,762)
         Stock based compensation cost                                  (2,000)
                                                                   -----------

         Proforma net loss under fair value method                 $(1,339,762)
                                                                   ===========

         Net loss per common share basic and diluted as reported   $     (0.02)
                                                                   ===========

         Proforma net loss per common share basic and diluted      $     (0.02)
                                                                   ===========

Comprehensive Income: The Company complies with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income as defined, includes all changes in equity during a period from non-owner sources. The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains and losses on investments in marketable securities.

Net Loss per Share: Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2004 and 2003, as their inclusion would be anti-dilutive (See Note 5). Stock options and common stock purchase warrants which could potentially dilute earnings per share in the future totaled 4,856,643 at March 31, 2004.

NOTE 2--PROPERTY & EQUIPMENT, NET

Property and equipment includes the following:

                                     March 31
                                      2004
                                    ---------
Business equipment and software     $ 503,145
Furniture and fixtures                 76,128
Leasehold improvements                 31,971
                                    ---------
                                      611,244
Less accumulated depreciation        (177,886)
                                    ---------

Property and equipment, net         $ 433,358
                                    =========

Depreciation expense totaled $21,628 and $1,943 for the quarters ended March 31, 2004 and 2003, respectively.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3--INTANGIBLE ASSETS

Intangible assets at March 31, 2004 include the following:

                                                   Estimated                          Accumulated         Intangible
                 Asset                           Useful Lives          Amount         Amortization        Assets, net
---------------------------------------------------------------------------------------------------------------------
Amortized Intangible Assets:
----------------------------
Websites                                             2 yrs           $  227,894        $(227,894)        $       --
Enrolled supporters                                  2 yrs              391,561         (101,265)           290,296
                                                                     ----------------------------------------------
    Sub-total, amortized intangible assets                              619,455         (329,159)           290,296

Unamortized Intangible Assets:
------------------------------
Websites/Trademarks                                indefinite        $  200,000                             200,000
Registered entities                                indefinite           225,425                             225,425
Merchant relationships                             indefinite            54,000               --             54,000
                                                                     ----------------------------------------------
    Sub-total, unamortized intangible assets                            479,425               --            479,425
                                                                     ----------------------------------------------
Total, Intangible Assets                                             $1,098,880        $(329,159)        $  769,721
                                                                     ==============================================
 Goodwill                                                            $1,011,943        $      --         $1,011,943
                                                                     ==============================================

Amortization expense for the quarters ended March 31, 2004 and 2003 was $75,480 and $26,534, respectively.

Future amortization expense for the above intangible assets as of March 31, 2004 is as follows:

         For the year ending December 31,          Amounts
         --------------------------------         --------
                  2004                            $146,837
                  2005                             143,459
                                                  --------
                  Total                           $290,296
                                                  ========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4--NOTES PAYABLE

NOTES PAYABLE - STOCKHOLDERS
                                                                       March 31,
                                                                         2004
                                                                     ----------
Promissory note payable to stockholder, original amount of
$31,626 on October 28, 2002, annual interest rate at 12%. Payable
interest only each month with maturity date of December 31, 2003.        31,626

Promissory notes payable to stockholder, original amounts of
$100,000 in November 2002, and multiple advances in 2003 totaling
$550,100. In 2003, $130,000 was repaid and $395,100 was converted into shares of common stock of the Company, leaving a remaining balance of $125,000 at December 31, 2003. In 2004, $44,000 was
repaid. During the three months ended March 31, 2004, this
stockholder purchased a $125,000 note payable to a different stockholder and converted the loan into common stock of the
Company.                                                                 81,000

Promissory note payable to stockholder, original amount of
$100,000 in January 2004, interest at 2% per month, principal and interest payments of $3,923 starting February 2004 through
January 2007.                                                            96,116
                                                                     ----------

Total notes payable - stockholders                                      208,742
Less current portion                                                    139,464
                                                                     ----------
Long-term portion notes payable - stockholders                       $   69,278
                                                                     ==========

NOTE PAYABLE - SCHOOLCASH

Note payable issued in connection with SchoolCash acquisition, annual interest rate at 6% with monthly payments of accrued
interest starting on January 1, 2004, monthly principal payments of $21,000 starting June 1, 2004 and a final payment of $19,000
on May 30, 2005, secured by assets of FUNDever.                      $  250,000

Less current portion                                                    210,000
                                                                     ----------
Long-term portion note payable - SchoolCash                          $   40,000
                                                                     ==========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4--NOTES PAYABLE--CONTINUED

LINE OF CREDIT

Line of credit with bank at prime plus 0.5%, payable on demand, expiring May 2005, secured by all inventory, equipment and
accounts receivable.                                                 $  430,000
                                                                     ==========

NOTE PAYABLE - STOCKHOLDER

Promissory note payable to stockholder, due on demand, interest at prime plus 1.5%, secured by all inventory, chattel paper, accounts, equipment and general intangibles. Subordinate to line
of credit.                                                           $1,000,200
                                                                     ==========

NOTE 5--STOCKHOLDERS' DEFICIENCY

Preferred Stock: The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, of which three shares of Series A are issued and outstanding. The remaining shares may be issued with such rights, preferences and limitations as may be adopted by the Board of Directors.

Common Stock: The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001, of which 94,896,094 shares were outstanding at March 31, 2004.

In January 2004, the Company issued 19,143,287 shares of common stock in exchange for loans outstanding, plus accrued interest, in the amount of $1,763,500. Also in January 2004, the Company issued 216,153 shares of common stock valued at $32,211 to individuals for services provided.

Stock Option Plans and Warrants: The Company applies APB No. 25 and related interpretations in accounting for its plans and outstanding options granted under stock option agreements. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance. There were no options granted with exercise prices less than fair value during the period. At March 31, 2004 the Company has one stock-based compensation plan and outstanding options granted under stock option agreements, which are described below. The Company plans to implement a new stock-based compensation plan during the third quarter of 2004 to permit it to provide incentives for current and new employees. The exact number of shares and type of awards has not yet been finalized.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5--STOCKHOLDERS' DEFICIENCY--CONTINUED

A summary of the status of the Company's stock option plans and warrants as of March 31, 2004, and the changes during the year is presented below:

                                               Number           Weighted-Average
                                             of Options          Exercise Price
                                             ----------         ----------------
         Balance at December 31, 2003         4,551,686             $2.98

         Options granted                             --             $  --

         Forfeited                             (328,168)            $0.53

                                              ---------
         Balance at March 31, 2004            4,223,518             $3.11
                                              =========

Additional information regarding options outstanding at March 31, 2004 is as follows:

                                  Options Outstanding                                 Vested Options
                           --------------------------------------------       -----------------------------
                                               Weighted
                                               Average      Weighted                            Weighted
                                              Remaining      Average                            Average
                                Number       Contractual    Exercise              Number        Exercise
Exercise Price                Outstanding    Life(Years)      Price               Vested         Price
--------------------       --------------------------------------------       -----------------------------

$0.13 - $0.22                   946,825           0.59        0.22                946,825         0.22
$0.28 - $0.74                    61,454           0.30        0.50                 61,454         0.50
$1.01 - $1.33                   918,420           0.42        1.28                918,420         1.28
$1.40 - $2.49                   647,128           0.89        2.14                647,128         2.14
$3.15 - $3.50                   135,771           0.53        3.20                135,771         3.20
$4.37 - $4.88                   263,396           0.60        4.87                263,396         4.87
$5.74 - $8.92                 1,250,524           0.82        6.90              1,250,524         6.90

                              ---------                                         ---------
$0.13 - $8.92                 4,223,518           0.66        3.11              4,223,518         3.11
                              =========                                         =========

As of March 31, 2004, there were outstanding warrants to purchase 633,125 shares of common stock. Of this amount, 383,020 warrants, with an average exercise price of $5.47 per share, expire in April 2005. The remaining warrants to purchase 250,105 shares, at an average exercise price of $0.22 per share, expire in July 2006. There was no change in outstanding warrants during the period.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6--INCOME TAXES

Due to the Company's loss position and the recognition of a valuation allowance against any deferred tax asset, there was no income tax provision for the quarters ended March 31, 2004 and 2003.

Significant components of the Company's net deferred tax asset at March 31, 2004 consist of:

Deferred tax assets and (liabilities):

                                         2004
                                     ------------
Amortization and depreciation        $    330,900
Inventory reserve                         158,600
Allowance for doubtful accounts            44,700
Other accruals and reserves               134,300
Net operating loss carry forward       28,517,100
                                     ------------

Total deferred tax asset               29,185,600
Valuation allowance                   (29,185,600)
                                     ------------

Net deferred tax asset               $         --
                                     ============

The increase in the valuation allowance during the quarter ended March 31, 2004 was primarily the result of loss carry-forwards of BarPoint, which merged with the Company in February 2004. At March 31, 2004, the Company on a consolidated basis had incurred net operating losses of approximately $70,000,000. However, current federal, Georgia and California tax laws include substantial restrictions on the utilization of net operating losses as a result of the "ownership change" for the acquired subsidiary. Accordingly, the Company's ability to utilize net operating loss carry-forwards may be limited as a result of such "ownership change." Such a limitation could result in the expiration of carry-forwards before they are utilized.

The Company provided a full valuation allowance against the deferred tax asset based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

NOTE 7--ACQUISITIONS

On January 9, 2004, Schoolpop purchased certain assets and assumed certain liabilities from NSC, a Santa Rosa, California-based nonprofit company that is in the scrip industry (gift certificates and stored value purchase cards). Under the terms of the agreement, the Company agreed to: i) pay $200,000 in cash three days after closing; ii) pay a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers; iii) satisfy up to $1,266,000 owed to certain schools and other nonprofit customers of NSC; and iv) assume approximately $244,166 in leases and deferred payments on computer software and hardware. The preceding consideration is subject to further adjustment based upon the ascertainment of revised figures and facts regarding the on-going business.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7--ACQUISITIONS--CONTINUED

Subject to theses adjustments and subsequent to the acquisition, the total amount owed to certain schools and other nonprofit customers has been revised downward to $1,019,111. NSC had substantial debts owed to trade vendors and other creditors, and Schoolpop did not agree to assume those liabilities.

The following summarizes the allocation of the purchase price:

         Purchase Price:                          Amount
                                                ----------
            Cash                                $  200,000
            Due to nonprofits                    1,019,111
            Capital lease obligation                27,106
                                                ----------
                  Total Purchase Price          $1,246,217
                                                ==========

         Allocation of Purchase Price:
            Inventory, net                      $1,172,111
            Furniture, fixtures & equipment         74,106
                                                ----------
                  Total Assets                  $1,246,217
                                                ==========

A material consideration for the Company in entering into the NSC transaction was the assumption and continuation of the American Express Incentive Services LLC ("AEIS") exclusive agreement that currently expires on July 31, 2004. AEIS provides, on an exclusive basis, certain stored value purchase cards (gift cards) to the Company, which are currently the Company's most popular gift cards, as measured by sales volume. If the Company is unsuccessful in reaching an exclusive agreement with AEIS, the resulting loss of revenue could have a material negative impact on the Company's anticipated revenue and operating cash flow.

Pro forma information giving effect to the NSC acquisition as if it had occurred as of the beginning of the current period and at the beginning of the comparable prior year period is not included in the Company's pro forma disclosures as the financial information required is not yet available.

                              Three Months Ending
                                 March 31, 2003
                              -------------------
         Revenues                 $   945,991
                                  ===========
         Net Loss                 $(1,972,724)
                                  ===========
         Net Loss Per Share       $     (0.07)
                                  ===========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8--RELATED PARTY TRANSACTIONS

The former board of directors of BarPoint required FUNDever to extend its lines of credit, which had been guaranteed by certain FUNDever officers and a director, in order to close the merger. One bank line of credit in the amount of $1,000,200 was replaced with a loan from a major stockholder and director of FUNDever on February 18, 2004 at an interest rate of .5% above the prior bank loan. In addition, the director and certain FUNDever officers remain guarantors on a $430,000 line of credit. This loan has been extended to May 31, 2005. Also, see Note 4 which describes the terms of notes with related parties.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 in the United States District Court, Central District of California. Albertson's alleged violations of the Lanham Act, breach of contract, interference with prospective economic advantage, and violation of the unfair competition law of California. The allegations related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop have agreed to indemnify FUNDever for any damages incurred with regard to this action. Management has orally agreed to settle the Albertson's litigation for $300,000 to be paid $20,000 upon execution of the final settlement agreement and $5,000 monthly over 56 months thereafter. FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. An accrual in the amount of $300,000 was established in 2003 for this liability. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed. As of March 31, 2004, $91,858 in recovery had been recognized.

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

In March 2004, The Cheesecake Factory Restaurants, Inc. ("Cheesecake Factory") filed an action in Superior Court of California, County of Los Angeles, against Schoolpop alleging that Schoolpop is liable for a contractual obligation of NSC to Cheesecake Factory in the approximate amount of $40,000. Cheesecake Factory is seeking collection from Schoolpop as an alleged successor-in-interest, transferee and assignee of NSC and alleges that Schoolpop is jointly liable for debts and obligations of NSC to Cheesecake Factory. Schoolpop acquired no inventory of Cheesecake Factory from NSC and did not agree to assume any obligations of NSC to Cheesecake Factory in connection with the purchase from NSC.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--COMMITMENTS AND CONTINGENCIES--CONTINUED

The Company believes that Schoolpop should not be held liable for the obligations of NSC to Cheesecake Factory.

Another claim by a vendor of FUNDever, Nova Development, Inc., regarding a prepaid royalty for the right to produce software titles, has recently been settled through arbitration for $50,000.

Employment Agreements

The Company entered into employment agreements with three of its executive officers on January 1, 2004. These employment agreements will expire at December 31, 2004 unless renewed by the Company. Such agreements provide for annual salaries, monthly automobile allowances and reimbursement for a portion of their health insurance premiums. Upon termination or non renewal of their agreements (except for cause), the officers are entitled to severance packages. Except for the employment agreements described above, the Company does not pay any other compensation to these officers.

In addition to the above employment agreements, the Company has also agreed to grant employee stock options to two other executive officers, not covered under an employment agreement. Options to purchase 950,000 shares of common stock exercisable at $ 0.15 per share and 832,337 shares of common stock exercisable at $ 0.0865 per share are to be issued upon Board approval. These options will vest over a four year period and will expire ten years from original issue date.

Lease Commitments

The Company leases its principal facilities under non-cancelable operating leases. Future minimum annual rental payments under the lease agreement are as follows:

         For the year ending December 31,      Amounts
         --------------------------------     --------
                  2004 (9 months)             $139,657
                  2005                        $124,591
                  2006                        $105,510
                  2007                        $ 95,232
                  2008                        $ 93,416
                  thereafter                  $ 99,328
                                              --------
                  Total                       $657,734
                                              ========

Rent expense was $46,247 and $4,520 for the quarters ended March 31, 2004 and 2003, respectively. Rent expense under the facility lease is recognized on a straight-line basis over the term of the lease.

In June 2004, the Company's headquarters terminated its lease in Lilburn, Georgia and signed a new lease in Duluth, Georgia. The Company is required to pay two months rent for canceling the lease.

The Company leases certain computer equipment under a capital lease obligation with future minimum payments of $27,106.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--COMMITMENTS AND CONTINGENCIES--CONTINUED

Other

Pursuant to the merger agreement between FUNDever and Barpoint, an escrow account was established in the amount of $576,000 related to the resolution of certain contingent income tax liabilities of Barpoint. If the tax issue is resolved, then, subject to satisfaction of other contingent or unknown liabilities, the funds set aside in the escrow account will be used to pay a special dividend the Barpoint stockholders of record as of February 17, 2004.

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B , must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company's financial statements.

NOTE 11--SUBSEQUENT EVENTS

On April 1, 2004 the Company entered into a six-month consulting agreement with ROI Group Associates ("ROI"), a New York-based investor relations firm. This agreement includes a $7,000 monthly retainer, 67,500 shares of common stock priced at $0.20, the closing price on March 3, 2004, and .5% of the shares of common stock of the Company outstanding upon completion of the BarPoint merger, restricted for one year. The agreement is renewable on a month-to-month basis.

In May 2004, the Company agreed to exchange a note payable to a stockholder in the amount of $31,262, plus accrued interest and other consideration, into 285,885 shares of LoyaltyPoint, Inc. common stock. The conversion is pending an approval by the Company's board of directors to increase the amount of authorized common stock to allow for this, as well as future issuances.

On June 3, 2004, FUNDever, through Schoolpop, acquired the assets of One Stop School Shop, Inc. ("One Stop"), a provider of school supplies that generate funds for schools and which targets parents of school children. Terms of the agreement include payment of: i) $25,000 cash; ii) 1,196,809 shares of common stock of the Company; and iii) a contingent earn-out consisting of (a) 50% of the net profit in 2004 and (b) 10% of the net profit in 2005 generated from the One Stop division to be paid in cash and common stock of the Company. Pursuant to the agreement, the issuance of the initial common stock is subject to the Company filing all required SEC documents, including, but not limited to, Form 10-QSB/A, Form 8-K/A and Schedule 14C.

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

OVERVIEW

Effective on February 18, 2004, LoyaltyPoint merged with FUNDever in a reverse merger transaction. We now operate as a holding company for merchant, school, and nonprofit loyalty marketing programs. We market online, store, and catalog-based loyalty programs that generate contributions to schools, nonprofits and other organizations, based upon parent and supporter purchases. The mission of Schoolpop is help eliminate the negative impact of budget shortfalls by providing a one-stop shop for schools and other nonprofits to enroll in a suite of nontraditional fundraising programs that are hassle-free for schools, convenient for parents and safe for students.

As explained in Note 1 to the Financial Statements, the merger through which FUNDever became a wholly-owned subsidiary of the Company has been treated as a reverse merger and the historical financial statements contained in this report are those of FUNDever. FUNDever has grown significantly through acquisitions. These acquisitions affect a comparison of our results of operations for the first quarter of 2004 versus 2003. The table below reflects the length of time each of our principal operating subsidiaries and business units operated during the comparable three-month periods ended March 31, 2004 and March 31, 2003.

Approximate number of months each principal subsidiary or business unit is included in operating results:

                                       Three Months ended March 31,
                                       ----------------------------
                                            2004            2003
                                            ----            ----
                  FUNDever                   3                3
                  Schoolpop                  3                0
                  NSC                       2.7               0


Highlights for the first quarter of 2004 include:

         o On February 18, 2004, the Company acquired FUNDever and its wholly-owned subsidiary, Schoolpop;

         o On January 9, 2004, FUNDever acquired certain assets and assumed certain liabilities of NSC; and

         o During this approximate three-month period, our revenue from the NSC assets we purchased was approximately $11,417,000.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net revenue for the quarter ended March 31, 2004 and 2003:

                                        Three Months Ended March 31,
                             ----------------------------------------------
                                        2004                    2003
                             --------------------    ----------------------
         Net revenue         $11,972,337    100.0%   $    49,287      100.0%

         Gross profit            210,995      1.8%        35,301       71.6%

         Operating Expenses    1,477,074     12.3%     1,366,767    2,773.0%
                             -----------             -----------

         Net Loss            $(1,337,762)            $(1,431,511)
                             ===========             ===========

         Loss Per Share,
         Basic and Diluted   $     (0.02)            $     (0.17)
                             ===========             ===========

Net Revenue

For the three months ended March 31, 2004, revenue increased $11,923,050 to $11,972,337, compared to revenue of $49,287 for the same period in 2003. This increase is primarily attributable to Schoolpop's acquisition of NSC, which delivered 95% of revenue during the three month period ended March 31, 2004.

Cost of Revenue

For the three months ended March 31, 2004, cost of revenue increased $11,747,356 to $11,761,342 compared to cost of revenue of $13,986 for the same period in 2003. This increase is primarily attributable to the acquired operation of the scrip business, which generates lower gross margins than the Company's other business. The scrip gross margin for the three months ended March 31, 2004 was ..17%, compared to the Company's other product lines which average approximately 28%. In order to satisfy the backorders and refunds owed to schools and nonprofits, pursuant to the NSC agreement, the Company offered free scrip products in lieu of cash payments to its customers. The cost of the free products was charged to cost of revenue, which artificially lowered gross margins for the three months ended March 31, 2004. Therefore, as these obligations are satisfied over the next six to twelve months, we anticipate higher gross margins from our scrip business in future periods.

Operating Expenses

Total operating expenses increased by $110,307 or 8.1% to $1,477,074 for the three months ended March 31, 2004, compared to $1,366,767 for the same period in 2003. The principal reasons for the increase was the increase in salaries of $374,503 due to increased staffing levels and related increase in office expenses of $265,298, and an increase in legal, accounting and professional fees of $222,237 during the first three months of 2004. The impact of these increases in the three months ended March 31, 2004 over the same period in 2003 was mitigated by the $930,177 decrease in stock based compensation reported in 2003, while only $23,200 was incurred in 2004.

Depreciation and amortization expense increased by $68,631 or 241% to $97,108 from $28,477 primarily due to an increase in amortization costs associated with the increase in intangible assets due to 2003 acquisitions.

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

If the Company is successful in consummating the current oral agreement with AEIS, then the Company will be required to pay $1.5 million over a five-year period, beginning with a $250,000 payment upon the execution of a definitive agreement. This payment will result in a charge to current operations in the period it is made, with future payments also being charged to operations as they are made.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, we used $386,568 in cash for operations compared to $234,650 for the same period in 2003, an increase of $151,918 or 65%.

For the three months ended March 31, 2004, net cash provided by investing activities was $690,875 compared to ($260) used in investing activities for the corresponding period in 2003. Minor cash expenses in the amount of $30,222 for the purchase of personal computers, furniture, and other fixed assets were offset by cash of $721,097 obtained through the BarPoint merger on February 18.

For the three months ended March 31, 2004, net cash provided by financing activities was $52,114 compared to net cash provided by financing activities of $298,600 in the same period for 2003. Proceeds from loans totaling $225,000 came from Robert Scellato, a director and our largest stockholder, in the amount of $125,000 and another investor, in the amount of $100,000, respectively. In the period, these proceeds were offset by principal payments on other loans that totaled $172,886, including $125,000 to an individual investor, and $44,000 to Mr. Scellato.

At March 31, 2004, we had $595,217 in cash. As of June 15, 2004, our cash and cash equivalent balances were $553,838. At March 31, 2004, our current liabilities exceeded our current assets by $4,357,586. In order to meet our cash needs and to achieve positive operating cash flows, we will continue to take various actions and steps that we believe will enable us to attain these goals.

The Company has historically generated insufficient cash flow from operations to cover operating expenses. The Company has had to raise additional capital through commercial bank loans and private investors in order to meet its operating capital needs. FUNDever has also been able to obtain capital through the acquisition of companies and assuming the cash and cash equivalent balances of those companies.

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

In order to meet our working capital needs we entered into a non-binding term sheet with a venture capital firm that agreed to invest a minimum of $3,000,000 in exchange for preferred stock convertible into approximately 23,000,000 shares of common stock subject to certain conditions. Three key conditions are (i) the investor's review of FUNDever's audited financial statements for the year ended December 31, 2003, (ii) our obtaining authorization from our stockholders to increase our authorized capital to permit the issuance of the convertible preferred stock and to permit the investor to be able to convert its preferred stock into common stock and (iii) our entering into a long-term agreement with American Express Incentive Services, LLC ("AEIS") which accounts for a large majority of the scrip revenue from the NSC assets we purchased. In this regard, please note the following:

         o The audited financial statements are in process of being completed;

         o While we believe we have the necessary approval from the Company's majority stockholders to amend its certificate of incorporation and increase its authorized capital, that step cannot be taken until we can send our stockholders the financial information required under the rules of the SEC. With the filing of this Form 10-QSB/A, we expect to file the Information Statement with the SEC within a few days. We cannot amend our certificate of incorporation for at least 30 days thereafter; and

         o We have reached an oral agreement with AEIS, which continues our exclusivity and which requires us to issue 5,000,000 shares of common stock and 3,000,000 warrants, exercisable above current fair market value, and pay $1,500,000 over five years, including $250,000 when we sign the definitive agreement.

 We are currently negotiating definitive agreements with the venture capital firm and AEIS. There can be no assurances that we will close each transaction on the terms agreed upon or at all. We are targeting to close each transaction by August 1, 2004. If we are unsuccessful in closing the $3,000,000 funding, we will make other efforts to obtain the necessary working capital. If the Company is unsuccessful in reaching an exclusive agreement with AEIS, the resulting loss of revenue could have a material negative impact on the Company's anticipated revenue and operating cash flow, dependent upon whether we can continue selling the cards without an exclusive agreement, or whether AEIS cancels the program entirely.

 In the period ending March 31, 2004, the majority of revenue from the scrip business was derived from the AEIS Encompass Select product, of which 34% was derived from Costco and Wal-Mart. The Encompass Select product is planned to be phased out after December 31, 2004 and replaced with other exclusive scrip offerings. The Company cannot guarantee it can replace the Costco and Wal-Mart revenue stream with future scrip offerings.

CAPITAL EXPENDITURES AND COMMITMENTS

Except for the purchase of new accounting software estimated to cost $100,000 and upgrading our website at an estimated cost of $50,000, we do not currently have any plans to acquire a material amount of capital assets during 2004.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. We also have entered into acquisition agreements which require us to pay the sellers contingent earn-outs based upon the future revenue or profit of the businesses or assets we acquired. In addition to the possible earn-out described in Note 7 and Note 11, we may pay three other companies earn-outs, two of which are described in Item 1 "Description of Business" of our Annual Report on Form 10-KSB for 2003. For the three months ended March 31, 2004, earn-out expense was $52,960.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our ability to obtain the currently proposed financing and to close the AEIS agreements, our achieving positive cash flow and obtaining future financing. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the future price of our stock, the Company's ability to manage its anticipated growth, and resolving contractual issues. Further information on the Company's risk factors is or will be contained in the Company's other filings with the Securities and Exchange Commission including its Form 10-KSB for the year ended December 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings disclosed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

         (d)      Not applicable.

         (e) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2004 of equity securities that are registered by us. pursuant to Section 12 of the Securities Exchange Act of 1934:

                                                ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
PERIOD                    (A)                 (B)                      (C)                                (D)
                    TOTAL NUMBER OF      AVERAGE PRICE     TOTAL NUMBER OF SHARES (OR       MAXIMUM NUMBER (OR APPROXIMATE
                   SHARES (OR UNITS)     PAID PER SHARE    UNITS) PURCHASED AS PART OF    DOLLAR VALUE) OF SHARES (OR UNITS)
                       PURCHASED)          (OR UNIT)       PUBLICLY ANNOUNCED PLANS OR    THAT MAY YET BE PURCHASED UNDER THE
                                                                  PROGRAMS (1)                   PLANS OR PROGRAMS (1)
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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

Exhibit
Number     Description
-------    ---------------------------------------------------------------------
2.         Agreement and Plan of Merger (1)
3.1        Form of Amended and Restated Certificate of Incorporation (2)
3.2        Amended and Restated Bylaws (2)
10.1       Equity Incentive Plan (3)
10.2       Employment Agreement with Paul Robinson (4)
10.3       Employment Agreement with Mickey Freeman (4)
10.4       Employment Agreement with Curtis T. Ramsey (4)
10.5       Employment Agreement with Andrew Schulz (4)
10.6       Employment Agreement with Stephen Avalone (4)
10.7       Schoolpop, Inc. Merger Agreement (4)
10.8       Amendment to Schoolpop, Inc. Merger Agreement (4)
10.9       Agreement between Schoolpop and The National Scrip Center, Inc. (5)
10.10      Note with Robert Scellato (5)
10.11      Security Agreement with Robert Scellato (5)
10.12      Form of Note Conversion Agreement (5)
31.1       Certification of CEO
31.2       Certification of CFO
32.1       Section 1350 certification of CEO
32.2       Section 1350 certification of CFO
----------
(1) Contained in Form 8-K filed on February 11, 2004.
(2) Contained in Form 8-K filed on March 4, 2004.
(3) Contained in Form S-8 filed on December 18, 2000.
(4) Contained in Form 10-KSB filed on April 14, 2004.
(5) Contained in From 10-QSB filed on June 18, 2004.

         (b)      REPORTS ON FORM 8-K.

         On February 11, 2004 the registrant filed a report on Form 8-K to report the proposed merger between its wholly owned subsidiary and FUNDever, Inc.

         On March 4, 2004 the registrant filed a report on Form 8-K to report the completion of the merger.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on June 28, 2004 by the undersigned, thereunto duly authorized.


                                          LOYALTYPOINT, INC.


                                          /s/ Paul Robinson
                                          --------------------------------------
                                          Paul Robinson, Chief Executive Officer