Form 10QSB
period 2004-06-30
LOYALTYPOINT INC
filed 2004-08-16
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended: June 30, 2004
                          Commission File No 000-21235


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


          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 101,107,193 shares of our common stock outstanding as of August 12, 2004.

Transitional Small Business Disclosure Format (check one):    [ ] Yes   [X]  No

                                      INDEX


                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited)              1

           Condensed Consolidated Statements of Operations and Comprehensive Loss
                for the three and six months ended June 30, 2004 and 2003 (unaudited)        3

           Condensed Consolidated Statement of Stockholders' Deficiency for the
                six months ended June 30, 2004 (unaudited)                                   4

           Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2004 and 2003 (unaudited)                  5

           Notes to Condensed Consolidated Financial Statements                              7

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                         23

ITEM 3.    Controls and Procedures                                                          28


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                29

ITEM 2.    Changes in Securities                                                            29

ITEM 3.    Defaults upon Senior Securities                                                  30

ITEM 4.    Submission of Matters to a Vote of Security Holders                              30

ITEM 5.    Other Information                                                                30

ITEM 6.    Exhibits and Reports on Form 8-K                                                 30

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $  256,627
     Investments - marketable equity securities                          239,771
     Accounts receivable, net of allowance
       of $111,769                                                       348,584
     Inventory, net                                                      352,450
     Prepaid expenses and other current assets                            72,779
                                                                      ----------

         TOTAL CURRENT ASSETS                                          1,270,211

PROPERTY AND EQUIPMENT, NET                                              381,982

OTHER ASSETS
     Intangible assets, net of accumulated amortization
        of $378,106                                                      720,774
     Goodwill                                                          1,239,450
     Due from related party                                              197,064
     Deposits and restricted funds                                       583,390
                                                                      ----------

         TOTAL OTHER ASSETS                                            2,740,678
                                                                      ----------



         TOTAL ASSETS                                                 $4,392,871
                                                                      ==========

            See notes to condensed consolidated financial statements.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable - trade                                           $  1,061,989
     Accounts payable - school rebates                                     1,309,377
     Accrued expenses                                                      2,423,593
     Line of credit                                                          430,000
     Current portion of notes payable - stockholders                       1,333,306
     Current portion of notes payable - SchoolCash                           250,000
     Other current liabilities                                                80,000
                                                                        ------------

         TOTAL CURRENT LIABILITIES                                         6,888,265

LONG-TERM LIABILITIES
     Deferred Revenue                                                         80,253
     Notes payable - stockholders, less current portion                       61,511
     Other liabilities                                                       220,000
                                                                        ------------
         TOTAL LONG-TERM LIABILITIES                                         361,764
                                                                        ------------

         TOTAL LIABILITIES                                                 7,250,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Series A preferred stock; $.001 par value; authorized 5,000,000
        shares; 3 shares issued and outstanding                                   --
     Common stock; $.001 par value; 100,000,000 shares
        authorized, 96,107,195 issued and outstanding                         96,107
     Additional paid-in capital                                            9,450,762
     Deferred compensation                                                  (127,204)
     Accumulated other comprehensive loss                                   (100,603)
     Accumulated deficit                                                 (12,176,220)
                                                                        ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,857,158)
                                                                        ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                     $  4,392,871
                                                                        ============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                           FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                         ------------------------------     -------------------------------
                                         JUNE 30, 2004    JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                         ------------      ------------      ------------      ------------
                                          (unaudited)       (unaudited)       (unaudited)       (unaudited)
REVENUES                                 $ 14,290,569      $     44,579      $ 26,262,906      $     93,866
COST OF REVENUES                           13,810,891            78,542        25,572,233            81,122
                                         ------------      ------------      ------------      ------------
       Gross Profit                           479,678           (33,963)          690,673            12,744

OPERATING EXPENSES
     Salaries and wages                       709,402           201,747         1,319,306           432,934
     Stock based compensation                      --           211,611            23,200         1,141,788
     Selling, general, and
     administrative expenses                1,069,449           434,280         1,913,418           629,013
                                         ------------      ------------      ------------      ------------

       Total Operating Expenses             1,778,851           847,638         3,255,924         2,203,735
                                         ------------      ------------      ------------      ------------
       Net Operating Loss                  (1,299,173)         (881,601)       (2,565,251)       (2,190,991)

INTEREST EXPENSE, NET                          39,280           139,536           110,964           239,651
                                         ------------      ------------      ------------      ------------
NET LOSS                                   (1,338,453)       (1,021,137)       (2,676,215)       (2,430,642)
                                         ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE LOSS
     Unrealized loss on marketable
     securities                               (17,605)               --          (100,603)               --
                                         ------------      ------------      ------------      ------------
       TOTAL COMPREHENSIVE LOSS          $ (1,356,058)     $ (1,021,137)     $ (2,776,818)     $ (2,430,642)
                                         ============      ============      ============      ============

Net loss per common share, basic and
diluted                                  $      (0.01)     $      (0.05)     $      (0.03)     $      (0.16)
                                         ============      ============      ============      ============
Weighted average common shares
outstanding basic and diluted              94,897,352        20,178,574        83,220,041        15,457,831
                                         ============      ============      ============      ============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        Additional
                                                 Series A Preferred Stock       Common Stock            Paid-In
                                                   Shares      Amount         Shares        Amount       Capital
                                                 ---------  -------------  ------------  ------------  ------------
Balance at December 31, 2003                            --  $          --    48,886,674  $     48,887  $  6,295,287

   Common stock issued for services rendered            --             --       216,153           216        31,995

   Common stock issued in exchange for loans            --             --    19,143,287        19,143     1,728,157

   Effect of reverse merger with
     BarPoint.com, Inc.                                  3             --    26,649,980        26,650     1,042,530

   Common stock issued for exercise of
     stock options                                      --             --        14,292            14         1,786

   Common stock issued in connection
     with acquisition                                   --             --     1,196,809         1,197       223,803

   Other comprehensive loss                             --             --            --            --            --

   Net loss                                             --             --            --            --            --

   Issuance of options to employees                     --             --            --            --       127,204

                                                 ---------  -------------  ------------  ------------  ------------
Balance at June 30, 2004 (Unaudited)                     3  $          --    96,107,195  $     96,107  $  9,450,762
                                                 =========  =============  ============  ============  ============
[RESTUBBED]

                                                                                 Accumulated      Total
                                                    Deferred       Accumulated  Comprehensive  Stockholders'
                                                  Compensation       Deficit        Loss        Deficiency
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 2003                      $         --   $ (9,500,005)  $         --   $ (3,155,831)

   Common stock issued for services rendered                --             --             --         32,211

   Common stock issued in exchange for loans                --             --             --      1,747,300

   Effect of reverse merger with
     BarPoint.com, Inc.                                     --             --             --      1,069,180

   Common stock issued for exercise of
     stock options                                          --             --             --          1,800

   Common stock issued in connection
     with acquisition                                       --             --             --        225,000

   Other comprehensive loss                                 --             --       (100,603)      (100,603)

   Net loss                                                 --     (2,676,215)            --     (2,676,215)

   Issuance of options to employees                   (127,204)            --             --             --

                                                  ------------   ------------   ------------   ------------
Balance at June 30, 2004 (Unaudited)              $   (127,204)  $(12,176,220)  $   (100,603)  $ (2,857,158)
                                                  ============   ============   ============   ============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                             ----------------------------
                                                               June 30,        June 30,
                                                                2004             2003
                                                             -----------      -----------
                                                             (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(2,676,215)     $(2,430,642)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                           73,004            4,426
           Amortization                                          124,428           75,943
           Reserve for inventory                                (130,588)          17,887
           Amortization of debt discount                          31,535          203,617
           Stock based compensation                               23,200        1,141,788
           Changes in operating assets and liabilities
                Accounts receivable                              304,980           97,392
                Inventory                                        974,298          (19,006)
                Prepaid expenses                                 (10,917)          23,428
                Other current assets                               7,038               --
                Due from related party                            44,608               --
                Accounts payable - trade                         572,952           22,538
                Account payable - school rebates                  35,827               --
                Accrued expenses                                (255,990)         (13,604)
                                                             -----------      -----------

     NET CASH USED IN OPERATING ACTIVITIES                      (881,840)        (876,233)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                          (30,221)            (581)
     Cash payment for acquisition                                (25,000)              --
     Cash received from BarPoint merger                          721,097               --
                                                             -----------      -----------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         665,876             (581)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from lines of credit                                    --          212,500
     Proceeds from issuance of common stock                        1,800               --
     Proceeds from loans                                         300,000          675,100
     Principal payments on loans and capital leases              (68,005)              --
                                                             -----------      -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                   233,795          887,600
                                                             -----------      -----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                    17,831           10,786

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 238,796            3,702
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   256,627           14,488
                                                             ===========      ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                          -----------------------------------
                                                                              June 30,            June 30,
                                                                               2004                 2003
                                                                          ---------------       -------------
                                                                            (Unaudited)          (Unaudited)
Supplemental Disclosures of Cash Flow Information:
Cash paid for:

     Interest                                                             $        48,525       $      11,923
                                                                          ===============       =============
     Income Taxes                                                         $            --       $          --
                                                                          ===============       =============

Non-cash investing and financing activities:

     Conversion of notes payable and accrued interest into common stock   $     1,747,300       $          --
                                                                          ===============       =============

     Decline in market value of marketable equity securities              $       100,603       $          --
                                                                          ===============       =============

     Deferred compensation                                                $       127,204       $          --
                                                                          ===============       =============

     Liabilities assumed in connection with NSC acquisition of
       inventory and furniture, fixtures and equipment                    $     1,246,217       $          --
                                                                          ===============       =============

     Issuance of common stock in exchange for goodwill from
       One Stop School Shop acquisition                                   $       225,000       $          --
                                                                          ===============       =============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information: The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. Accordingly, they do not include all of the information and footnotes as required by U.S. generally accepted accounting principles for annual financial statements. These interim financial statements include all adjustments consisting of normal recurring items which management considers necessary to make the financial statements not misleading. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Condensed Consolidated Financial Statements: These condensed consolidated financial statements present the results of LoyaltyPoint, Inc. ("LoyaltyPoint"), formerly BarPoint.com, Inc. ("BarPoint"), and its wholly-owned subsidiaries, FUNDever, Inc. ("FUNDever") and Schoolpop, Inc. ("Schoolpop"), which was acquired by FUNDever on July 31, 2003, collectively referred to as the "Company". As further described in Note 7, certain assets of The National Scrip Center, Inc. ("NSC") were acquired on January 9, 2004, and the results of those operations from January 9, 2004 are included in these interim condensed financial statements. Additionally, certain assets of One Stop School Shop, Inc. ("One Stop") were acquired on June 3, 2004, and the results of its operations from June 3, 2004 are included in these interim condensed financial statements. All inter-company balances and transactions have been eliminated in consolidation.

On February 18, 2004, BarPoint, a publicly-traded company with no active business listed on the Over-the-Counter Bulletin Board, acquired 100% of FUNDever, a privately-held Delaware corporation. Pursuant to the merger, the stockholders of FUNDever received 68,246,115 shares of BarPoint's common stock. After giving effect to the exchange of certain FUNDever convertible notes plus accrued interest into 16,133,000 shares of BarPoint's common stock, the stockholders of FUNDever owned approximately 72% of the common stock of BarPoint immediately following the merger. In addition, former FUNDever executives retained key management positions including Chief Executive Officer and Chief Financial Officer, and three FUNDever board members became members of the four-person board of directors of BarPoint.

The transaction has been accounted for as a reverse merger in which FUNDever is considered to be the acquirer of BarPoint. Accordingly, the reverse merger was accounted for as a recapitalization in which (i) the assets and liabilities of FUNDever and BarPoint were combined on the basis of their historical book values, (ii) the common stock and additional paid in capital of FUNDever were retroactively restated to give effect to the exchange of FUNDever common stock for BarPoint common stock, and (iii) the retained earnings balance of BarPoint at the date of the merger was converted into additional paid-in capital.

Nature of Business: The Company is a loyalty marketing company focused on nontraditional fundraising for schools and other nonprofit organizations. A consumer shopping online or using prepaid merchant gift cards (scrip) generate revenues for the Company, a portion of which are paid to participating schools and other nonprofit organizations.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures and contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory: Inventory is valued at lower of cost or market, with cost generally stated on a first-in, first-out basis. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. Reserves of $265,984 were recorded at June 30, 2004.

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

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

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

School Rebates: School rebates include cash amounts paid and payable to schools or organizations calculated upon one, or any combination, of the following: (i) a percentage of the purchase made by the shopper; (ii) a flat fee per shopper;
(iii) a minimum rebate amount; and (iv) the school's student/supporter participation percentage.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

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

Due to the merger, all employee stock options outstanding at the merger date vested. The following table illustrates what the Company's net loss and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                                                          Three months ended      Six months ended
                                                            June 30, 2004          June 30, 2004
                                                           --------------          -----------
Net loss as reported                                       $   (1,338,453)         $(2,676,215)
Stock based compensation cost                                          --               (2,000)
                                                           --------------          -----------
Proforma net loss under fair value method                  $   (1,338,453)         $(2,678,215)
                                                           ==============          ===========
Net loss per common share basic and diluted, as reported   $        (0.01)         $     (0.03)
                                                           ==============          ===========
Proforma net loss per common share basic and diluted       $        (0.01)         $     (0.03)
                                                           ==============          ===========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

Comprehensive Income: The Company complies with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains and losses on investments in marketable securities.

Net Loss per Share: Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the weighted-average shares for the three and six months ended June 30, 2004 and 2003, as their inclusion would be anti-dilutive (See Note 5). Stock options and common stock purchase warrants which could potentially dilute earnings per share in the future totaled 5,127,145 and 0 at June 30, 2004 and 2003, respectively.

NOTE 2--PROPERTY & EQUIPMENT, NET

Property and equipment includes the following:
                                                                       June 30,
                                                                         2004
                                                                      ---------

Business equipment and software                                       $ 470,144
Furniture and fixtures                                                  109,128
Leasehold improvements                                                   31,971
                                                                      ---------
                                                                        611,243
Less accumulated depreciation                                          (229,261)
                                                                      ---------

Property and equipment, net                                           $ 381,982
                                                                      =========

Depreciation expense totaled $51,375 and $2,482 for the three months ended June 30, 2004 and 2003, respectively, and $73,004 and $4,426 for the six months ended June 30, 2004 and 2003, respectively.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3--INTANGIBLE ASSETS

Intangible assets at June 30, 2004 include the following:

                                 Estimated                   Accumulated     Intangible
             Asset              Useful Lives      Amount     Amortization    Assets, net
----------------------------------------------------------------------------------------

Amortized Intangible Assets:
----------------------------
Websites                         2 yrs        $   227,894    $  (227,894)   $        --
 Enrolled supporters             2 yrs            391,561       (150,212)       241,349
                                              -----------------------------------------
    Sub-total, amortized
       intangible assets                          619,455       (378,106)       241,349

Unamortized Intangible Assets:
------------------------------
Websites/Trademarks              indefinite       200,000             --        200,000
 Registered entities             indefinite       225,425             --        225,425
 Merchant relationships          indefinite        54,000             --         54,000
                                              -----------------------------------------
    Sub-total, unamortized
       intangible assets                          479,425             --        479,425

Total, Intangible Assets                      $ 1,098,880    $  (378,106)   $   720,774
                                              =========================================

 Goodwill                                     $ 1,239,450    $        --    $ 1,239,450
                                              =========================================

Amortization expense for the three months ended June 30, 2004 and 2003 was $48,947 and $49,410, respectively, and $124,428 and $75,943 for the six months ended June 30, 2004 and 2003, respectively.

Future amortization expense for the above intangible assets as of June 30, 2004 is as follows:

         For the year ending December 31,               Amounts
         ---------------------------------            ----------
                     2004                             $  97,890
                     2005                               143,459
                     ----                             ---------
                     Total                            $ 241,349
                                                      =========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4--NOTES PAYABLE

                                                                                    June 30,
                                                                                      2004
                                                                                  -------------
NOTES PAYABLE - STOCKHOLDERS
----------------------------
Promissory note payable to stockholder, original amount of $31,626 on October
28, 2002, annual interest rate at 12%. Payable interest only each month with maturity date of December 31, 2003. In August 2004, the Company agreed to exchange the note payable plus accrued interest into
285,885 shares of common stock.                                                   $      31,626

Promissory notes payable to stockholder, original amounts of $100,000 in
November 2002, and multiple advances in 2003 totaling $550,100. In 2003,
$130,000 was repaid and $395,100 was converted into shares of common stock of the Company, leaving a remaining balance of $125,000 at December 31, 2003. In
2004, $52,000 was repaid. During the six months ended June 30, 2004, this stockholder purchased a $125,000 note payable to a different stockholder and converted the loan into common
stock of the Company.                                                                    73,000

Promissory note payable to stockholder, due on demand, interest at prime plus
1.5%, secured by all inventory, chattel paper, accounts, equipment and general
intangibles.  Subordinate to line of credit.                                          1,000,200

Promissory note payable to stockholder, original principal amount of $200,000, interest rate at 6% per annum,
due August 31, 2004, secured by marketable securities.                                  200,000

Promissory note payable to stockholder, original amount of $100,000 in January
2004, interest at 2% per month, principal and interest payments of $3,923 starting February 2004
through January 2007.                                                                    89,991
                                                                                  -------------

Total notes payable - stockholders                                                    1,394,817
Less current portion                                                                  1,333,306
                                                                                  -------------
Long-term portion notes payable - stockholders                                    $      61,511
                                                                                  =============

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4--NOTES PAYABLE--CONTINUED

NOTE PAYABLE - SCHOOLCASH
-------------------------

Note payable issued in connection with SchoolCash acquisition, annual interest rate at 6% with monthly payments of accrued interest starting on January 1,
2004, monthly principal payments of $21,000 starting June 1, 2004 and a final payment of $19,000 on May 30, 2005, secured by assets of FUNDever. Both parties have agreed to defer the principal payments
until August 2004.                                                                $    250,000

Less current portion                                                                   250,000
                                                                                  ------------
Long-term portion note payable - SchoolCash                                       $          -
                                                                                  ============
LINE OF CREDIT
--------------

Line of credit with bank at prime plus 0.5%, payable on demand, expiring May
2005, secured by all
inventory, equipment and accounts receivable.                                     $    430,000
                                                                                  ============

NOTE 5--STOCKHOLDERS' DEFICIENCY

Preferred Stock: The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, of which three shares of Series A are issued and outstanding. The remaining shares may be issued with such rights, preferences and limitations as may be adopted by the Board of Directors.

Common Stock: The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001, of which 96,107,195 shares were outstanding at June 30, 2004.

In January 2004, the Company issued 19,143,287 shares of common stock in exchange for loans outstanding, plus accrued interest, in the amount of $1,747,300. Also in January 2004, the Company issued 216,153 shares of common stock valued at $32,211 to individuals for services provided.

On April 1, 2004, the Company entered into an agreement with ROI Group Associates, Inc. for investment advisory services. In addition to monthly cash payments, the Company is obligated to issue 541,981 shares of its common stock valued at $146,355.

In June 2004, the Company issued 14,292 shares of common stock for proceeds of $1,800 to a former director in connection with his exercise of stock options.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5--STOCKHOLDERS' DEFICIENCY--CONTINUED

Stock Option Plans and Warrants: The Company applies APB No. 25 and related interpretations in accounting for its plans and outstanding options granted under stock option agreements. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance. There were two options granted to two executives with exercise prices less than fair value during the period. Options to purchase 950,000 shares at $0.15 per share and 832,337 shares at $0.04 per share were approved by the board of directors on June 30, 2004 when the fair market value of the stock was $0.17 per share. The exercise prices of these two options were established pursuant to prior agreements with these employees. Deferred compensation expense of $127,204 was accrued at June 30, 2004 and will be recognized over the vesting schedule of the options. At June 30, 2004 the Company has one stock-based compensation plan and outstanding options granted under stock option agreements, which are described below. The Company plans to implement a new stock-based compensation plan during the third quarter of 2004 to permit it to provide incentives for current and new employees. The exact number of shares and type of awards has not yet been finalized.

A summary of the status of the Company's stock option plans and warrants as of June 30, 2004 and the changes during the year is presented below:

                                             Number             Weighted-Average
                                           of Options            Exercise Price
                                           ----------            --------------

Balance at December 31, 2003               4,551,686                $ 2.98

Options granted                            1,782,337                $ 0.10

Exercised                                    (14,292)               $ 0.13

Forfeited                                 (1,825,711)               $ 2.93

                                        -------------
Balance at June 30, 2004                   4,494,020                $ 1.81
                                        =============

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5--STOCKHOLDERS' DEFICIENCY--CONTINUED

Additional information regarding options outstanding at June 30, 2004 is as follows:

                                               Options Outstadning                         Vested Options
                            ---------------------------------------------------      -------------------------------
                                                   Weighted
                                                   Average         Weighted                             Weighted
                                                  Remaining        Average                              Average
     Exercise                     Number         Contractual       Exercise              Number         Exercise
      Prices                    Outstanding      Life(Years)        Price                Vested          Price
--------------------        ---------------------------------------------------      -------------------------------
$0.04 - $0.28                  2,525,505             7.18           0.14                   743,168         0.23
$1.33 - $1.40                    498,613             0.56           1.36                   498,613         1.36
$2.49 - $3.50                    390,878             0.44           2.74                   390,878         2.74
$4.88 - $8.92                  1,079,024             0.56           5.62                 1,079,024         5.62
                            -------------                                             -------------
$0.13 - $8.92                  4,494,020             4.27           1.81                 2,711,683         2.94
                            -------------                                             -------------

As of June 30, 2004, there were outstanding warrants to purchase 633,125 shares of common stock. Of this amount, 383,020 warrants, with an average exercise price of $5.47 per share, expire in April 2005. The remaining warrants to purchase 250,105 shares, at an average exercise price of $0.22 per share, expire in July 2006. There was no change in outstanding warrants during the period.

NOTE 6--INCOME TAXES

Due to the Company's loss position and the recognition of a valuation allowance against any deferred tax asset, there was no income tax provision for the quarters ended June 30, 2004 and 2003.

Significant components of the Company's net deferred tax asset at June 30, 2004 consist of:

Deferred tax assets:
                                                                        2004
                                                                   -------------
Amortization and depreciation                                      $    337,800
Inventory reserve                                                        81,400
Allowance for doubtful accounts                                          44,700
Other accruals and reserves                                              72,800
Net operating loss carry forward                                     29,182,400
                                                                   ------------
Total deferred tax asset                                             29,719,100
Valuation allowance                                                 (29,719,100)
                                                                   ------------

Net deferred tax asset                                             $         --
                                                                   ============

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6--INCOME TAXES--CONTINUED

The increase in the valuation allowance during the six months ended June 30, 2004 was primarily the result of loss carry-forwards of BarPoint, which merged with the Company in February 2004. At June 30, 2004, the Company on a consolidated basis had incurred net operating losses of approximately $73,000,000. However, current Federal, Georgia and California tax laws include substantial restrictions on the utilization of net operating losses as a result of the "ownership change" for the acquired subsidiary. Accordingly, the Company's ability to utilize net operating loss carry-forwards may be limited as a result of such "ownership change." Such a limitation could result in the expiration of carry-forwards before they are utilized.

The Company provided a full valuation allowance against the deferred tax asset based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from the deferred tax assets.

NOTE 7--ACQUISITIONS
On January 9, 2004, Schoolpop purchased certain assets and assumed certain liabilities from NSC, a Santa Rosa, California-based nonprofit company that is in the scrip industry (gift certificates and stored value purchase cards). Under the terms of the agreement, the Company agreed to: i) pay $200,000 in cash three days after closing; ii) pay a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers; iii) satisfy up to $1,266,000 owed to certain schools and other nonprofit customers of NSC; and iv) assume approximately $244,166 in leases and deferred payments on computer software and hardware. The cash portion of the purchase price has been deferred and has been included in the accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2004. The preceding consideration is subject to further adjustment based upon the ascertainment of revised figures and facts regarding the on-going business.

Subject to these adjustments and subsequent to the acquisition, the total amount owed to certain schools and other nonprofit customers has been revised downward to $1,019,111. NSC had substantial debts owed to trade vendors and other creditors, and Schoolpop did not agree to assume those liabilities.

The following summarizes the allocation of the purchase price:


       Purchase Price:                                           Amount
       ---------------------------------------                 ----------
          Cash                                                 $  200,000
          Due to nonprofits                                     1,019,111
          Capital lease obligation                                 27,106
                                                               ----------
                Total Purchase Price                           $1,246,217
                                                               ==========

       Allocation of Purchase Price:
       ---------------------------------------
          Inventory, net                                       $1,172,111
          Furniture, fixtures & equipment                          74,106
                                                               ----------

                Total Assets                                   $1,246,217
                                                               ==========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7--ACQUISITIONS--CONTINUED

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

The following summarizes the allocation of the purchase price:


       Purchase Price:                                            Amount
       --------------------------------------                    --------
          Cash                                                   $ 25,000
          1,196,809 shares of common stock                        225,000
                                                                 --------
                Total Purchase Price                             $250,000
                                                                 ========

       Allocation of Purchase Price:
       -------------------------------------                     --------
          Inventory, net                                         $  8,382
          Prepaid inventory                                        11,433
          Rent deposit                                              2,678
          Goodwill                                                227,507
                                                                 --------
                Total Assets                                     $250,000
                                                                 ========

The following table of proforma unaudited information gives effect to the acquisitions of Schoolpop and One Stop as if they had occurred at the beginning of the periods shown. Proforma unaudited information giving effect to the NSC acquisition as if it had occurred at the beginning of the current periods and at the beginning of the comparable prior year periods is not included as the financial information required is not yet available.

                                       Three Months Ending    Six Months Ending
                                         June 30, 2003          June 30, 2003
                                       --------------------   -----------------
       Revenues                            $  620,545            $ 1,574,089
                                           ==========            ===========
       Net Loss                            $ (824,656)           $(2,824,356)
                                           ==========            ===========
       Net Loss Per Share                  $    (0.02)           $     (0.07)
                                           ==========            ===========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8--RELATED PARTY TRANSACTIONS

The former board of directors of BarPoint required FUNDever to extend its lines of credit, which had been guaranteed by certain FUNDever officers and a director, in order to close the merger. One bank line of credit in the amount of $1,000,200 was replaced with a loan from a director who was the largest stockholder of the Company as of June 30, 2004, on February 18, 2004 at an interest rate of .5% above the prior bank loan. In addition, the director and certain officers of the Company remain guarantors on a $430,000 line of credit. This loan has been extended to May 31, 2005. Additionally, on June 24, 2004 the Company borrowed $200,000 from this director. The note is due on August 31, 2004, bears 6% per annum interest and is secured by a pledge of the Company's marketable securities. See Note 4 which describes the terms of notes with related parties.

On August 9, 2004, the Company's subsidiary, Schoolpop, Inc., amended its prior one-year strategic partnership agreement with Your Auction Stop ("YAS"), a related third party company that supports Schoolpop's Auction & Earn fundraising program. Paul Robinson, our chairman and CEO, and Steve Avalone, our chief marketing officer and director, are majority stockholders of YAS, with which we signed a strategic marketing agreement on February 1, 2004, to manage the day-to-day operations of our Auction & Earn relationship with eBay Giving Works. Additionally, YAS employee payroll is handled administratively by Schoolpop, which then bills YAS for its cost.

Under that agreement, YAS provides shipping, cleaning, photographing, and listing of donated items on eBay. These items are donated by parents and supporters of our school and nonprofit clients, who may receive an individual tax deduction per donated item. The school or nonprofit receives 50% of the selling price of donated items, and we share in Auction & Earn profits equally with YAS. The August 9, 2004 amendment provides for outsourced scrip fulfillment services in support of our Scrip & Earn fundraising program. YAS will handle all shipping and fulfillment of scrip cards to school and nonprofit clients. Terms include the following: i) one-year term; ii) 24-hour turnaround fulfillment service level agreement; iii) exclusivity to Schoolpop for the term; iv) tiered transactional costs for bulk and individual scrip orders; v) a $50,000 payment to YAS for upfront, non-recurring costs including installation of security systems, facility expansion, project training and management, and inventory set up; and vi) $5,000 per month in recurring fixed costs for ongoing project management, systems support, customer service, and inventory management.

As of June 30, 2004, Schoolpop had billed YAS $114,268 for payroll reimbursement and payroll services, of which $61,361 remains due and owing as accounts receivable on the accompanying condensed consolidated balance sheet as of June 30, 2004. Also as of June 30, 2004, YAS had billed Schoolpop for $5,500 for services, which is included in the accounts payable on the accompanying condensed consolidated balance sheet as of June 30, 2004. Subsequent to June 30, 2004, YAS performed services for Schoolpop, which have been invoiced at $61,187. Under the amendment, Schoolpop also agreed to pay for these services, which included the $50,000 referred to above.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9--COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 in the United States District Court, Central District of California. Albertson's alleged violations of the Lanham Act, breach of contract, interference with prospective economic advantage, and violation of the unfair competition law of California. The allegations related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop have agreed to indemnify FUNDever for any damages incurred with regard to this action. Management has agreed to settle the Albertson's litigation for $300,000 to be paid $20,000 upon execution of the final settlement agreement and $5,000 monthly over 56 months thereafter. In August 2004, the Company entered into a final settlement agreement (see Note 11). FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. An accrual in the amount of $300,000 was established in 2003 for this liability. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed. As of June 30, 2004, $102,936 in recovery had been recognized.

Honey Baked Ham, Inc. and Gerard, Inc. filed an action in February 2004 against Schoolpop in the Superior Court of California, County of Sonoma. The plaintiffs are seeking to recover approximately $140,000 in damages for alleged violations of the unfair competition law of California, conversion and unjust enrichment as a result of Schoolpop's January 2004 purchase of scrip assets from The National Scrip Center, Inc. ("NSC"). The plaintiffs alleged that NSC had the inventory on consignment, did not pay for it, and transferred the inventory to Schoolpop, as an alter ego of NSC, without any consideration. Schoolpop's defense is that it paid fair consideration for the purchase of the gift certificates as an arms-length purchaser without any knowledge of an adverse claim, and management believes that Schoolpop should not be held liable for the obligations of NSC to the plaintiffs. No accrual for this potential liability has been recorded in these condensed consolidated financial statements.

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

On June 21, 2004, Mary Elizabeth Doherty, a spouse of a former employee of Schoolpop, filed an action against Schoolpop in the United States District Court for the Northern District of California alleging failure to pay ERISA benefits, breach of contract, breach of fiduciary duty under ERISA and violation of
Section 502(a)(3) of ERISA. The plaintiff has alleged that she is entitled to benefits under the Schoolpop's life insurance and accidental death policy and is seeking to recover damages in the amount of $200,000 plus interest. The subject plan contains an exclusion for benefits when the death is a result

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9--COMMITMENTS AND CONTINGENCIES--CONTINUED

of participation in a felony and Schoolpop understands that the felony exclusion should apply. The plaintiff further alleged that Schoolpop breached its fiduciary duty by not providing a summary plan description setting forth the felony acts exclusion. Counsel for the Company has advised the Company that it believes these claims are without merit and Schoolpop has filed a motion to dismiss Schoolpop as a party to the action.

Another claim by a vendor of FUNDever, Nova Development, Inc., regarding a prepaid royalty for the right to produce software titles, was settled through arbitration for $50,000. As of June 30, 2004, $32,000 has been paid and $18,000 is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2004.

At the time that Schoolpop purchased the scrip assets from NSC, it was represented by NSC that the assets were free and clear of all liens and encumbrances. Shortly after the close, it was learned that the primary lender of NSC had a UCC-1 on all of NSC's assets, including those purchased by Schoolpop. Shortly after the close, the lender verbally agreed to release the UCC-1, but due to intervening events has not yet fulfilled its agreement. The Company has been in continuing discussions with the lender and hopes to have the encumbrance released shortly. Counsel to the Company has advised the Company that the lender should not prevail in attempting to enforce its security interest; nevertheless, if the lender is successful, the Company could be required to compensate the lender to the extent of the value of the purchased scrip assets.

Employment Agreements
---------------------

The Company entered into employment agreements with three of its executive officers on January 1, 2004. These employment agreements will expire at December 31, 2004 unless renewed by the Company. Such agreements provide for annual salaries, monthly automobile allowances and reimbursement for a portion of their health insurance premiums. Upon termination or non-renewal of their agreements (except for cause), the officers are entitled to severance packages. Except for the employment agreements described above, the Company does not pay any other compensation to these officers.

In May 2004, our directors voted to form a compensation committee to review the annual base salary of our chairman and CEO. The board appointed a committee consisting of two non-employee directors. On May 20, the committee unanimously approved an increase in the executive's base salary from $200,000 per annum to $240,000 per annum, based on job performance and fair market value, with such increase contingent upon the closing of the $4 million financing (See Note 11). The salary increase is effective August 13, 2004, concurrent with the closing of such transaction.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9--COMMITMENTS AND CONTINGENCIES--CONTINUED

Lease Commitments
-----------------

The Company leases its principal facilities under non-cancelable operating leases. Future minimum annual rental payments under the lease agreement are as follows:

              For the year ending December 31,                 Amounts
              --------------------------------               -----------
                         2004 (6 months)                     $    66,280
                         2005                                $   124,591
                         2006                                $   105,510
                         2007                                $    95,232
                         2008                                $    93,416
                         thereafter                          $    99,328
                                                             -----------
                         Total                               $   584,357
                                                             ===========

Rent expense was $113,855 and $14,984 for the six months ended June 30, 2004 and 2003, respectively, and $69,429 and $9,614 for the three months ended June 30, 2004 and 2003, respectively. Rent expense under the facility lease is recognized on a straight-line basis over the term of the lease.

In June 2004, the Company's headquarters terminated its lease in Lilburn, Georgia and signed a new lease in Duluth, Georgia. Two months rent were required to be paid for canceling the lease.

The Company leases certain computer equipment under a capital lease obligation with future minimum payments of $23,570.

Other
-----

Pursuant to the merger agreement between FUNDever and BarPoint, an escrow account was established in the amount of $567,000 related to the resolution of certain contingent income tax liabilities of BarPoint. In August 2004, the contingent liabilities were resolved and the funds set aside in the escrow account were used to pay a special dividend to the BarPoint stockholders of record as of February 17, 2004.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company's financial statements.

NOTE 11--SUBSEQUENT EVENTS

In August 2004, the Company executed a settlement agreement with Albertson's, resolving the lawsuit brought by Albertson's. Terms of the settlement call for a $20,000 payment upon execution of the agreement, and $5,000 per month for 56 months. (See Note 9 - Commitment and Contingencies).

On August 11, 2004, the Company, with the consent of holders of a majority of the outstanding voting power of the Company, amended its certificate of incorporation to increase the number of authorized shares of capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Except for the outstanding three shares of Series A Preferred Stock and the 30,769,231 shares of Series B Preferred Stock issued on August 13th, the remaining shares of preferred stock may be issued with such preferences, rights, privileges and limitations as the board of directors may determine without consulting the stockholders.

On August 13, 2004, the Company received gross proceeds of $4 million by selling a new series of 30,769,231 shares of Series B Preferred Stock to five investors, including four affiliated with an investment partnership which owns approximately 5% of the Company's outstanding common stock. One of the partnership's managing partners was (through an entity he controls) one of the four affiliated investors. Additionally, we issued the investors five-year warrants to purchase a total of 5,142,858 shares of common stock of the Company, with equal amounts exercisable at $0.40, $0.75 and $1.00 per share. The managing partner referred to above, Mr. John Colligan, joined our board of directors upon the closing of the financing and received a grant of options to purchase 2,253,759 shares of common stock of the Company at $0.20 per share vesting 12.5% after six months and 2.0833% monthly thereafter, subject to continued board service on each applicable vesting date.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 11--SUBSEQUENT EVENTS--CONTINUED

On August 12, 2004, we entered into a long-term agreement with American Express Incentive Services, LLC ("AEIS") relating to our being an exclusive provider of their scrip products. We agreed to pay AEIS $1,500,000 over five years, including $250,000 down, in exclusivity fees and we issued AEIS 5,000,000 shares of our common stock and five year warrants to purchase 3,000,000 shares of common stock, with 1,000,000 warrants each exercisable at $0.43, $0.75, and $1.00 per share.

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

OVERVIEW

Effective on February 18, 2004, LoyaltyPoint merged with FUNDever in a reverse subsidiary merger transaction. We now operate as a holding company for merchant, school, and nonprofit loyalty marketing programs. We market online, store, and catalog-based loyalty programs that generate contributions to schools, nonprofits and other organizations, based upon parent and supporter purchases. The mission of Schoolpop, a LoyaltyPoint subsidiary, is to help eliminate the negative impact of budget shortfalls by providing a one-stop shop for schools and other nonprofits to enroll in a suite of nontraditional fundraising programs that are hassle-free for schools, convenient for parents, and safe for students.

As explained in Note 1 to the Financial Statements, the merger through which FUNDever became a wholly-owned subsidiary of the Company has been treated as a reverse merger and the historical financial statements contained in this report are those of FUNDever. FUNDever has grown significantly through acquisitions. These acquisitions affect a comparison of our results of operations for the second quarter of 2004 versus 2003. The table below reflects the length of time each of our principal operating subsidiaries and business units operated during the comparable six-month periods ended June 30, 2004 and June 30, 2003.

Approximate number of months each principal subsidiary or business unit is included in operating results:

                                              --------------------------------
                                                     Six Months ended
                                                          June 30,
                                              --------------------------------
                                                    2004            2003
                                                    ----            ----
                  FUNDever                           6                6
                  Schoolpop                          6                0
                  Scrip Business                    5.7               0


Highlights for the second quarter of 2004 include:

         o Our management negotiated the $4 million financing and AEIS agreements referred to in Note 11 to our Consolidated Financial Statements. Closing was delayed in order to amend our certificate of incorporation, which amendment occurred on August 11, 2004.

         o On June 3, 2004, (as described Note 7 of Item 1 above) FUNDever, through Schoolpop, acquired the assets of One Stop, a provider of school supplies that generate funds for schools and which targets parents of school children. Terms of the agreement include payment of: i) $25,000 cash; ii) 1,196,809 shares of common stock of the Company; and iii) a contingent earn-out consisting of (a) 50% of the net profit in 2004 and
                  (b) 10% of the net profit in 2005 generated from the One Stop division to be paid in cash and common stock of the Company.

         o During this approximate three-month period, our revenue from the NSC assets we purchased was approximately $13,737,025.


RESULTS OF OPERATIONS
The following table summarizes our results of operations as a percentage of net revenue for the three and six months ended June 30, 2004 and 2003:

(Amounts in thousands,
except per share data)
                                   Three months ended June 30,                          Six months ended June 30,
                        -----------------------------------------------    ----------------------------------------------------
                                2004                     2003                         2004                        2003
                        ---------------------    ----------------------    ---------------------------    ----------------------
Net revenue               $  14,291     100%     $     45         100%          $  26,263        100%      $     94       100%
Gross profit                    480     3.4%          (34)     (75.6)%                691        2.6%            13      13.8%
Operating expenses            1,779    12.4%          848       1,884%              3.256       12.4%         2,304     2,451%
                          ---------   ------     --------     --------          ---------     ------       --------     -----
Net loss                  $ (1,338)    (9.4)%    $ (1,021)     (2,269)%         $  (2,676)     (10.2)%     $ (2,431)   (2,586)%
                          ========    =====      ========     =======           =========     ======       ========    ======
Loss per share,
basic and diluted         $  (0.01)              $  (0.05)                      $   (0.03)                 $  (0.16)
                          ========               ========                       =========                  =======

Net Revenue
-----------

Our revenue for the three and six months ended June 30, 2004, was $14,290,569 and $26,262,906, respectively, compared to revenue of $44,579 and $93,866 for the same periods in 2003. This increase is primarily attributable to Schoolpop's acquisition of NSC, which delivered 96% and 94% of revenue during the three and six month periods ended June 30, 2004, respectively.

Cost of Revenue
---------------

Our cost of revenue for the three and six months ended June 30, 2004, was $13,810,891 and $25,572,233, respectively, compared to $78,542 and $81,122 for the same periods in 2003. This increase is primarily attributable to the acquired operation of the scrip business. The scrip business generates lower gross margins than the Company's other business. The scrip business gross margin for the six months ended June 30, 2004 was 1.55%, compared to the Company's other product lines, which averaged approximately 42%.

Operating Expenses
------------------

Our operating expenses for the three and six months ended June 30, 2004, were $1,778,851 and $3,255,924, respectively, compared to $847,638 and $2,203,735 for the same periods in 2003. This represents an increase of 110% and 48% for the three and six month periods ended June 30, 2004, respectively. A primary reason for the increase in the three months ended June 30, 2004 was an increase in salaries of $507,729 from $201,747 to $709,476 due to increased staffing levels related to acquisitions and becoming a publicly-reporting company. The increase in selling, general, and administrative expenses of $635,169 from $434,280 to $1,069,449 during the three months ended June 30, 2004 was primarily attributable to an increase in legal and accounting fees and SEC filing requirements and increased overhead due to higher staffing levels. For the six months ended June 30, 2004, salaries increased $886,372 from $432,934 to $1,319,306, again attributable to increased staffing related to acquisitions and becoming a publicly-reporting company. Selling, general and administrative expenses increased $1,284,405 from $629,013 to $1,913,418 during this period, primarily attributable to increased legal and accounting fees related to the acquisitions completed during the period, the merger and the SEC filing requirements and increased overhead due to higher staffing levels.

Stock based compensation decreased for the three and six months ended June 30, 2004 to $0 and $23,200, respectively, from $211,611 and $1,141,788 for the same periods in 2003. In early 2003, the Company issued stock grants to employees in order to attract and retain quality personnel and was also able to satisfy certain obligations with stock in lieu of cash payments.

For the six month period ending June 30, 2004 versus June 30, 2003, depreciation and amortization expense increased by $117,063 or 146% to $197,432 from $80,369 primarily due to an increase in amortization costs associated with the increase in intangible assets due to 2003 acquisitions.

Net Loss

Our net loss for the three and six months ended June 30, 2004, was $1,338,453 and $2,676,215, respectively, compared to $1,021,137 and $2,430,642 for the same periods in 2003. This represents an increase of 31% and 10% for the three and six month periods ended June 30, 2004, respectively. This increase in the loss is the result of higher selling, general, and administrative expenses and higher salaries and wages associated with an increase in staff and becoming a publicly-reporting company.

As part of the agreement with AEIS, which closed on August 12th, the Company is required to pay $1.5 million over a five-year period, with a $250,000 payment at the time of closing and annual payments of $250,000 thereafter beginning March 2005. The $1.5 million will be recognized on a straight-line basis over the life of the agreement, which will result in a charge to operations for each period the agreement is in effect. Additionally, we issued AEIS 5,000,000 shares of our common stock and warrants to purchase 3,000,000 shares, exercisable at above market prices. We will amortize the value of the common stock over the life of the five-year agreement resulting in a charge to operations for each period the agreement is in effect. We anticipate that the charge will not exceed $200,000 for each 12 month period based upon the public market price of approximately $.20 per share and may be less.

In the period ending June 30, 2004, the majority of revenue from the scrip business was derived from the AEIS Encompass Select product, of which approximately one-third were used at Costco and Wal-Mart. The Encompass Select product is planned to be phased out after December 31, 2004 and replaced with other exclusive scrip offerings. The Company cannot guarantee it can replace the Encompass Select product with a similar product that may be used at Costco and Wal-Mart.

LIQUIDITY AND CAPITAL RESOURCES
For the six months ended June 30, 2004, we used $881,840 in cash for operations compared to $876,233 for the same period in 2003, an increase of $5,607 or 1%.

For the six months ended June 30, 2004, net cash provided by investing activities was $665,876 compared to $(581) for the corresponding period in 2003. Minor cash expenses in the amount of $25,000 were used for the asset purchase from One Stop. This was offset by receiving $721,097 in cash in the BarPoint merger.

For the six months ended June 30, 2004, net cash provided by financing activities was $233,795 compared to net cash provided by financing activities of $887,600 in the same period for 2003. Proceeds from loans totaling $300,000 included a $200,000 loan from a director, Robert Scellato, who was our largest stockholder prior to the August 13, 2004 $4 million financing.

At June 30, 2004, we had $256,627 in cash and cash equivalents. At June 30, 2004, our current liabilities exceeded our current assets by $5,618,054.

As of August 13, 2004, we had approximately $3,830,00 in cash and cash equivalents resulting from the closing of the $4 million financing and making the $250,000 AEIS down payment.

The Company has historically generated insufficient cash flow from operations to cover operating expenses. The Company has had to raise additional capital through commercial bank loans and private investors in order to meet its operating capital needs. The Company has also been able to obtain capital through the acquisition of companies and assuming the cash and cash equivalent balances of those companies, as well as through the $4 million financing described in Note 8 to our Condensed Consolidated Financial Statements.

The Company anticipates that the $4 million round will be sufficient to reach cash flow breakeven by the fourth quarter of 2005. With the existing operations today, we believe that our existing cash will be sufficient to fund the negative operating cash flow over the next five fiscal quarters. We also reached an agreement with AEIS on August 12, 2004, which continues our exclusivity for five years and which required us to issue 5,000,000 shares of common stock and 3,000,000 warrants, exercisable above current fair market value, and to pay $1,500,000 over five years, including $250,000 at closing.

At the time that Schoolpop purchased the scrip assets from NSC, it was represented by NSC that the assets were free and clear of all liens and encumbrances. Shortly after the close, it was learned that the primary lender of NSC had a UCC-1 on all of NSC's assets, including those purchased by Schoolpop. Shortly after the close, the lender verbally agreed to release the UCC-1, but due to intervening events has not yet fulfilled its agreement. The Company has been in continuing discussions with the lender and hopes to have the encumbrance released shortly. Counsel to the Company has advised the Company that the lender should not prevail in attempting to enforce its security interest; nevertheless, if the lender is successful, the Company could be required to compensate the lender to the extent of the value of the purchased scrip assets.

CAPITAL EXPENDITURES AND COMMITMENTS

Except for the purchase of new accounting software estimated to cost $100,000 and upgrading our website at an estimated cost of $50,000, we do not currently have any plans to acquire a material amount of capital assets during 2004.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. We also have entered into acquisition agreements which require us to pay the sellers contingent earn-outs based upon the future revenue or profit of the businesses or assets we acquired. In addition to the possible earn-out described in Note 7 to Condensed Consolidated Financial Statements, we may pay three other companies earn-outs, two of which are described in Item 1 "Description of Business" of our Annual Report on Form 10-KSB for 2003. For the three and six-month periods ended June 30, 2004, earn-out expense was $31,690 and $84,649, respectively.

RELATED PARTY TRANSACTIONS
--------------------------

During the second quarter we borrowed $200,000 from a director, Robert Scellato, who was our largest stockholder prior to the August 13th $4 million financing. We pledged our marketable securities as collateral. We entered into this transaction in order to not have to sell the marketable securities. See Note 4 and Note 8 to Condensed Consolidated Financial Statements. This loan will be repaid from the proceeds of the $4 million financing.

In August 2004, we amended our strategic partnership agreement with Your Auction Stop, which currently manages and provides the day-to-day operations for the Company's Auction & Earn program. Your Auction Stop is partially owned by our chairman and CEO, Paul Robinson, and our chief marketing officer and a director, Steve Avalone. The amended, one-year agreement outsources our Scrip & Earn fulfillment services to Your Auction Stop. We obtained multiple bids and Your Auction Stop's was the most price competitive and offered the best fit for responsive service delivery, including custom reporting, rapid order fulfillment, and convenient access. See Note 8 to Condensed Consolidated Financial Statements.

On August 13, 2004 we amended the employment agreement with our chairman and CEO, Paul Robinson as described in Note 9 to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
--------------------------

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, break even cash flow, the removal of UCC-1 liens on the NSC assets and anticipated capital expenditures. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the future price of our stock, the Company's ability to manage its anticipated growth, and resolving contractual issues. Further information on the Company's risk factors is or will be contained in the Company's other filings with the Securities and Exchange Commission including its Form 10-KSB for the year ended December 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2004, Mary Elizabeth Doherty, a spouse of a former employee of Schoolpop, filed an action against Schoolpop in the United States District Court for the Northern District of California alleging failure to pay ERISA benefits, breach of contract, breach of fiduciary duty under ERISA and violation of
Section 502(a0(3) of ERISA. The plaintiff has alleged that she is entitled to benefits under the Schoolpop's life insurance and accidental death policy and is seeking to recover damages in the amount of $200,000 plus interest. The subject plan contains an exclusion for benefits when the death is a result of participation in a felony and Schoolpop understands that the felony exclusion should apply. The plaintiff further alleged that Schoolpop breached its fiduciary duty by not providing a summary plan description setting forth the felony acts exclusion. Counsel has advised the Company that it believes these claims are without merit and Schoolpop has filed a motion to dismiss Schoolpop as a party to the action.

There have been no material changes in the legal proceedings disclosed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

         (d) Not applicable.

         (e) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES


------------------------ ----------------------- -------------------- ------------------------------ --------------------------
PERIOD                            (A)                    (B)                       (C)                          (D)
                            TOTAL NUMBER OF      AVERAGE PRICE PAID    TOTAL NUMBER OF SHARES (OR       MAXIMUM NUMBER (OR
                           SHARES (OR UNITS)        PER SHARE (OR      UNITS) PURCHASED AS PART OF      APPROXIMATE DOLLAR
                               PURCHASED)               UNIT)          PUBLICLY ANNOUNCED PLANS OR     VALUE) OF SHARES (OR
                                                                              PROGRAMS (1)            UNITS) THAT MAY YET BE
                                                                                                        PURCHASED UNDER THE
                                                                                                       PLANS OR PROGRAMS (1)
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
04/01/04-04/30/04                  0                     $0                         0                            0
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
05/01/04-05/31/04                  0                     $0                         0                            0
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
06/01/04-06/30/04                  0                     $0                         0                            0
------------------------ ----------------------- -------------------- ------------------------------ --------------------------

(1) We have not entered into any plans or programs under which we may repurchase our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

Exhibit
Number     Description
--------   ---------------------------------------------------------------------
10.1       Service Agreement between Schoolpop and ROI Group Associates, Inc.
10.2       Agreement between Schoolpop and The National Scrip Center, Inc. (1)
31.1       Certification of CEO
31.2       Certification of CFO
32.1       Section 1350 certification of CEO
32.2       Section 1350 certification of CFO

(1) Contained in Form 10-QSB filed on June 18, 2004.

          (b)     REPORTS ON FORM 8-K.

                  On June 15, 2004, we filed a report on Form 8-K to report a change in our certifying accountant from Kaufman Rossin & Co, P.A. to Marcum & Kliegman LLP.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 16, 2004 by the undersigned, thereunto duly authorized.


                                      LOYALTYPOINT, INC.


                                      /s/ Paul Robinson
                                      -----------------
                                      Paul Robinson, Chief Executive Officer