Form 10QSB
period 2004-09-30
LOYALTYPOINT INC
filed 2004-11-16
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


               For the quarterly period ended: September 30, 2004
                          Commission File No 000-21235


                               LOYALTYPOINT, INC.
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                 11-2780723
                   --------                                 ----------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification Number)

            3885 Crestwood Parkway, Suite 550, Duluth, Georgia 30096
                    (Address of principal executive offices)

                                 (770) 638-5101
                           (Issuer's telephone number)

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

We had 101,649,174 shares of our common stock outstanding as of November 11, 2004.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]



                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited)                            1

           Condensed Consolidated Statements of Operations and Comprehensive Loss
                for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)                     3

           Condensed Consolidated Statement of Stockholders' Deficiency for the
                Nine Months Ended September 30, 2004 (unaudited)                                                4

           Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 2004 and 2003 (unaudited)                               5

           Notes to Condensed Consolidated Financial Statements                                                 7

ITEM 2.    Management's Discussion and Analysis of Interim Financial Condition  and
           Results of Operations                                                                               24

ITEM 3.    Controls and Procedures                                                                             29


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                                   31

ITEM 2.    Changes in Securities                                                                               31

ITEM 3.    Defaults upon Senior Securities                                                                     31

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                 31

ITEM 5.    Other Information                                                                                   31

ITEM 6.    Exhibits                                                                                            31


                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $2,483,117
     Investments - marketable equity securities                           23,800
     Accounts receivable, net of allowance
       of $111,769                                                       370,362
     Inventory, net                                                    1,081,303
     Prepaid expenses and other current assets                           435,668
                                                                      ----------

         TOTAL CURRENT ASSETS                                          4,394,250

PROPERTY AND EQUIPMENT, NET                                              407,569

OTHER ASSETS
     Intangible assets, net of accumulated amortization
        of $427,053                                                      671,827
     Goodwill                                                          1,517,116
     Due from related party                                              149,170
     Deposits                                                             25,335
                                                                      ----------

         TOTAL OTHER ASSETS                                            2,363,448
                                                                      ----------



         TOTAL ASSETS                                                 $7,165,267
                                                                      ==========



            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable - trade                                      $  1,843,150
     Accounts payable - school rebates                                1,259,736
     Accrued expenses                                                 1,686,143
     Line of credit                                                     430,000
     Current portion of notes payable - stockholders
       and related parties                                              228,324
     Current portion of note payable - SchoolCash                       106,041
     Other current liabilities                                          116,114
                                                                   ------------

         TOTAL CURRENT LIABILITIES                                    5,669,508

LONG-TERM LIABILITIES
     Deferred Revenue                                                    76,173
     Notes payable - stockholders and related parties
       less current portion                                           1,078,371
     Note payable - SchoolCash less current portion                     143,959
     Other liabilities                                                  215,000
                                                                   ------------
         TOTAL LONG-TERM LIABILITIES                                  1,513,503
                                                                   ------------

         TOTAL LIABILITIES                                            7,183,011
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred Stock; 50,000,000 shares authorized:
       Series A preferred stock; $.001 par value;
         3 shares issued and outstanding                                   --
       Series B preferred stock; $.001 par value; 30,769,231
         shares issued and outstanding                                   30,769
     Common stock; $.001 par value; 200,000,000 shares
           authorized, 102,391,257 issued and outstanding               102,390
     Additional paid-in capital                                      17,708,215
     Deferred compensation                                             (100,154)
     Accumulated other comprehensive loss                               (16,800)
     Accumulated deficit                                            (17,742,164)
                                                                   ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                 (17,744)
                                                                   ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                $  7,165,267
                                                                   ============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS


                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                         2004            2003            2004            2003
                                     ------------    ------------    ------------    ------------
                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUES                             $ 15,755,321    $    394,598    $ 42,018,227    $    488,464
COST OF REVENUES                       15,583,615         153,769      41,155,848         232,885
                                     ------------    ------------    ------------    ------------
       Gross Profit                       171,706         240,829         862,379         255,579
                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Salaries and wages                   859,544         390,239       2,178,851         830,232
     Stock based compensation           1,616,878       1,478,137       1,640,078       2,619,925
     Selling, general, and
     administrative expenses              909,391         548,256       2,625,377       1,116,326
     Depreciation and amortization        102,883          50,321         300,315         130,690
     Impairment - intangibles                --           772,729            --           772,729
                                     ------------    ------------    ------------    ------------

       Total Operating Expenses         3,488,696       3,239,682       6,744,621       5,469,902
                                     ------------    ------------    ------------    ------------
       Net Operating Loss              (3,316,990)     (2,998,853)     (5,882,242)     (5,214,323)

OTHER INCOME                              546,787            --           546,787            --
INTEREST EXPENSE, NET                      26,510         149,152         137,473         388,803
                                     ------------    ------------    ------------    ------------
NET LOSS                               (2,796,713)     (3,148,005)     (5,472,928)     (5,603,126)
                                     ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE LOSS
     Unrealized loss on marketable
     securities                            (1,528)             --         (16,800)             --
                                     ------------    ------------    ------------    ------------
TOTAL COMPREHENSIVE LOSS             $ (2,798,241)   $ (3,148,005)   $ (5,489,728)   $ (5,603,126)
                                     ============    ============    ============    ============

Net loss per common share,
basic and diluted                    $      (0.03)   $      (0.09)   $      (0.06)   $      (0.25)
                                     ============    ============    ============    ============
Weighted average common shares
outstanding, basic and diluted         98,564,412      35,863,779      88,372,166      22,333,447
                                     ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                 Series A Preferred Stock  Series B Preferred Stock            Common Stock
                                                   Shares      Amount       Shares          Amount        Shares          Amount
                                                 ----------- ----------- --------------  ----------- ----------------- -------------


Balance at December 31, 2003                              -  $        -              -   $        -        48,886,674  $     48,887

     Common stock issued for services rendered            -           -              -            -           911,980           911

     Common stock issued in exchange for loans            -           -              -            -        19,143,287        19,143

     Effect of reverse merger with
       BarPoint.com, Inc.                                 3           -              -            -        26,649,980        26,650

     Common stock issued for exercise of
       stock options                                      -           -              -            -            14,292            14

     Common stock issued in connection with
       acquisitions                                       -           -              -            -         1,785,044         1,785

     Common stock issued in connection with
       exclusive agreement                                -           -              -            -         5,000,000         5,000

     Preferred stock issued in connection with
       private placement, net of stock issuance
       costs of $93,076                                   -           -     30,769,231       30,769                 -             -

     Beneficial conversion option on
       Series B preferred stock                           -           -              -            -                 -             -

     Other comprehensive loss                             -           -              -            -                 -             -

     Net loss                                             -           -              -            -                 -             -

     Issuance of options to employees                     -           -              -            -                 -             -

                                                 ----------- ----------- --------------  ----------- ----------------- -------------
Balance at September 30, 2004 (Unaudited)                 3  $        -     30,769,231   $   30,769       102,391,257  $    102,390
                                                 =========== =========== ==============  =========== ================= =============
[restubbed table]

                                                                                                       Accumulated       Total
                                                 Additional Paid-      Deferred      Accumulated     Comprehensive  Stockholders'
                                                    In Capital       Compensation      Deficit            Loss        Deficiency
                                                 ----------------- -------------- -----------------  ------------  ----------------


Balance at December 31, 2003                     $      6,295,287  $           -  $     (9,500,005)  $         -   $    (3,155,831)

     Common stock issued for services rendered            159,898              -                 -             -           160,809

     Common stock issued in exchange for loans          1,728,157              -                 -             -         1,747,300

     Effect of reverse merger with
       BarPoint.com, Inc.                                 951,050              -                 -             -           977,700

     Common stock issued for exercise of
       stock options                                        1,786              -                 -             -             1,800

     Common stock issued in connection with
       acquisitions                                       323,215              -                 -             -           325,000

     Common stock issued in connection with
       exclusive agreement                              1,476,232              -                 -             -         1,481,232

     Preferred stock issued in connection with
       private placement, net of stock issuance
       costs of $93,076                                 3,876,155              -                 -             -         3,906,924

     Beneficial conversion option on
       Series B preferred stock                         2,769,231              -        (2,769,231)            -                 -

     Other comprehensive loss                                   -              -                 -       (16,800)          (16,800)

     Net loss                                                   -              -        (5,472,928)            -        (5,472,928)

     Issuance of options to employees                     127,204       (100,154)                -             -            27,050

                                                 ----------------- -------------- -----------------  ------------  ----------------
Balance at September 30, 2004 (Unaudited)        $     17,708,215  $    (100,154) $    (17,742,164)  $   (16,800)  $       (17,744)
                                                 ================= ============== =================  ============  ================


            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                -----------------------------
                                                                September 30,   September 30,
                                                                     2004          2003
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(5,472,928)   $(5,603,126)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                              126,941         12,629
           Amortization                                              173,374        118,061
           Loss on sale of marketable securities                     112,762           --
           Impairment of intangible assets                              --          772,729
           Reserve for bad debts                                        --          (25,857)
           Reserve for inventory                                     (96,026)        17,887
           Amortization of debt discount                              31,535        316,223
           Stock based compensation                                1,640,078      2,619,925
           Changes in operating assets and liabilities
                Accounts receivable, net                             137,851        213,424
                Inventory, net                                       210,883        (61,962)
                Prepaid expenses and other current assets           (372,462)       (88,733)
                Due from related party                                92,502           --
                Accounts payable - trade                           1,436,881        176,464
                Account payable - school rebates                     (13,814)       126,986
                Accrued expenses and other current liabilities      (942,389)        80,162
                Deferred revenue                                      45,153        (50,773)
                                                                 -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES                        (2,889,659)    (1,375,961)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                              (87,453)       (14,011)
     Decrease in restricted funds                                    567,000           --
     Acquisition of Schoolpop, net of cash acquired                     --          149,283
     Cash payment for acquisitions                                   (50,000)          --
     Cash received from the Company merger                           629,617           --
     Proceeds from sale of marketable equity securities              187,012           --
                                                                 -----------    -----------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                     1,246,176        135,272
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in lines of credit                                    --          927,997
     Proceeds from exercise of stock options                           1,800           --
     Net proceeds from issuance of preferred stock                 3,906,924           --
     Proceeds from notes payable                                     303,719      1,000,100
     Principal payments on notes payable and capital leases         (324,638)      (205,000)
                                                                 -----------    -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                     3,887,805      1,723,097
                                                                 -----------    -----------

           See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED


                                                                    Nine Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                    2004          2003
                                                                -----------    -----------
                                                                (Unaudited)    (Unaudited)



     NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,244,321      482,408

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    238,796        3,703
                                                                 ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $2,483,117   $  486,111
                                                                 ==========   ==========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

     Interest                                                     $   79,870   $   30,764
                                                                  ==========   ==========
     Income Taxes                                                 $     --     $     --
                                                                  ==========   ==========

Non-cash investing and financing activities:

     Conversion of notes payable and accrued interest into
        common stock                                              $1,747,300   $  395,100
                                                                  ==========   ==========

     Decline in market value of marketable equity securities      $   16,800   $     --
                                                                  ==========   ==========

     Deferred compensation                                        $  127,204   $     --
                                                                  ==========   ==========

     Liabilities assumed in connection with NSC acquisition of
       inventory and furniture, fixtures and equipment            $1,246,217   $     --
                                                                  ==========   ==========

     Issuance of common stock in exchange for goodwill from
       One Stop School Shop acquisition                           $  225,000   $     --
                                                                  ==========   ==========

     Issuance of common stock in exchange for goodwill from
       Your Auction Stop acquisition                              $  100,000   $     --
                                                                  ==========   ==========

     Liabilities assumed in connection with Your Auction Stop
       acquisition                                                $   40,626   $     --
                                                                  ==========   ==========

     Debt discount on preferred stock issued in connection
       with loans                                                 $     --     $  304,682
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

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION: The accompanying condensed consolidated financial statements have been prepared by LoyaltyPoint, Inc. (the "Company") and are not audited. Accordingly, they do not include all of the information and footnotes as required by U.S. generally accepted accounting principles for annual financial statements. These interim financial statements include all adjustments consisting of normal recurring items which management considers necessary to make the financial statements not misleading. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as well as the Form 8-K/A filed on July 2, 2004 with the Securities and Exchange Commission.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: These condensed consolidated financial statements present the results of the Company, formerly BarPoint.com, Inc., and its wholly-owned subsidiaries, FUNDever, Inc. ("FUNDever") and Schoolpop, Inc. ("Schoolpop"), which was acquired by FUNDever on July 31, 2003. As further described in Note 6, certain assets of The National Scrip Center, Inc. ("NSC") were acquired by Schoolpop on January 9, 2004, and the results of those operations from January 9, 2004 are included in these interim condensed financial statements. Additionally, certain assets of One Stop School Shop, Inc. ("One Stop") were acquired by Schoolpop on June 3, 2004, and the results of its operations from June 3, 2004 are included in these interim condensed financial statements. Finally, certain assets of Your Auction Stop, LLC ("YAS") were acquired on September 13, 2004, and the results of its operations from September 13, 2004 are included in these interim condensed financial statements. All inter-company balances and transactions have been eliminated in consolidation.

On February 18, 2004, the Company, a publicly-traded company listed on the Over-the-Counter Bulletin Board with no active business acquired 100% of FUNDever, a privately-held Delaware corporation. Pursuant to the merger, the stockholders of FUNDever received 68,246,115 shares of the Company's common stock and a group of holders of certain FUNDever convertible promissory notes received 16,133,000 shares of the Company's common stock. As a result, these two groups owned approximately 72% of the outstanding common stock of the Company immediately following the merger. In addition, FUNDever executives replaced the Company's management, and three FUNDever board members became members of the four-person board of directors of the Company. At the acquisition date, the Company established an escrow account and funded it with $567,000 related to certain contingent tax liabilities. In July 2004, these liabilities were resolved and the funds in the escrow were used to pay a special dividend to stockholders of record at February 17, 2004.

The transaction has been accounted for as a reverse merger in which FUNDever is considered to be the acquirer of the Company. Accordingly, the reverse merger was accounted for as a recapitalization in which (i) the assets and liabilities of FUNDever and the Company were combined on the basis of their historical book values, (ii) the common stock and additional paid in capital of FUNDever were retroactively restated to give effect to the exchange of FUNDever common stock for the Company common stock, and (iii) the retained earnings balance of the Company at the date of the merger was converted into additional paid-in capital.

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

INVENTORY: Inventory is valued at lower of cost or market, with cost generally stated on a first-in, first-out basis. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. Reserves of $300,546 were recorded at September 30, 2004.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the lease term.

LONG-LIVED ASSETS: The Company evaluates long-lived assets, including property and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 was effective for all business combinations completed after September 30, 2001. SFAS No.142 was effective for fiscal years beginning after December 15, 2001. SFAS No. 142 eliminated the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means are to be amortized over their useful lives. SFAS No. 142 requires that goodwill and other intangible assets not subject to amortization be tested for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

INCOME TAXES: The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes and net operating loss carry-forwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

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

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

REVENUE RECOGNITION: The Company recognizes revenue when persuasive evidence of an arrangement with a merchant exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized when affiliated program merchants report a sale to the Company as a result of shoppers' purchases. Revenue earned under affiliated merchant arrangements which contractually obligate the Company to pass on specified rebate amounts to schools is recorded on a gross commission basis with the related rebates reflected as cost of revenues. Revenue from scrip sales, the Company's primary revenue, is recognized when the money is received from the school or nonprofit and the product has been shipped. Marketing and advertising revenue is generally recognized ratably over the period of time during which the advertisement appears.

SCHOOL REBATES: School rebates include cash amounts paid and payable to schools or organizations calculated upon one, or any combination, of the following: (i) a percentage of the purchase made by the shopper; (ii) a flat fee per shopper;
(iii) a minimum rebate amount; and (iv) the school's student/supporter participation percentage.

STOCK-BASED COMPENSATION: In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to account for its stock based compensation plans in accordance with the provisions of APB 25.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No.
123 to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

Due to the merger, all employee stock options outstanding at the merger date vested. The following table illustrates what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS 123:

                                                                        Three months ended   Nine months ended
                                                                           September 30,       September 30,
                                                                               2004                2004
                                                                            -----------       -------------
Net loss, as reported                                                       $(2,796,713)      $  (5,472,928)
Add:
Stock-based  employee  compensation  expense included in reported net
income                                                                           27,050              27,050
Deduct:
Total  stock-based  employee  compensation  expense  determined under
fair value based method for all awards                                          (33,621)            (33,621)
                                                                            -----------       -------------
Proforma net loss under fair value method                                   $(2,803,284)      $  (5,479,499)
                                                                            ===========       =============
Net loss per common share basic and diluted, as reported                    $     (0.03)      $       (0.06)
                                                                            ===========       =============
Proforma net loss per common share basic and diluted                        $     (0.03)      $       (0.06)
                                                                            ===========       =============

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

NET LOSS PER SHARE: Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the weighted-average shares for the three and nine months ended September 30, 2004 and 2003, as their inclusion would be anti-dilutive (See Note 5). Stock options, common stock purchase warrants and convertible preferred stock which could potentially dilute earnings per share in the future totaled 46,327,913 and 0 at September 30, 2004 and 2003, respectively.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the current year presentation.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2--PROPERTY & EQUIPMENT, NET

Property and equipment includes the following:

                                             September 30,
                                                 2004
                                              ---------

Business equipment and software               $ 489,091
Furniture and fixtures                          109,857
Leasehold improvements                           91,819
                                              ---------
                                                690,767
Less accumulated depreciation                  (283,198)
                                              ---------

Property and equipment, net                   $ 407,569
                                              =========

Depreciation expense totaled $53,937 and $8,203 for the three months ended September 30, 2004 and 2003, respectively, and $126,941 and $12,629 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 3--INTANGIBLE ASSETS

Intangible assets at September 30, 2004 include the following:

--------------------------------------------------------------------------------------
                                   September 30, 2004
--------------------------------------------------------------------------------------
                                 Estimated                 Accumulated      Intangible
             Asset              Useful Lives    Amount     Amortization     Assets, net
--------------------------------------------------------------------------------------

Amortized Intangible Assets:
--------------------------------
Websites                           2 yrs       $  227,894   $ (227,894)   $      --
Enrolled supporters                2 yrs          391,561     (199,159)       192,402
                                             -----------------------------------------
    Sub-total, amortized intangible assets        619,455     (427,053)       192,402

Unamortized Intangible Assets:
--------------------------------
Websites/Trademarks              indefinite    $  200,000            0        200,000
Registered entities              indefinite       225,425                     225,425
Merchant relationships           indefinite        54,000                      54,000
                                             -----------------------------------------
    Sub-total, unamortized intangible assets      479,425                     479,425

                                             -----------------------------------------
Total, Intangible Assets                      $ 1,098,880   $ (427,053)   $   671,827
                                             =========================================

Goodwill                                      $ 1,517,116   $     --      $ 1,517,116
                                             =========================================

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3--INTANGIBLE ASSETS--CONTINUED

Amortization expense for the three months ended September 30, 2004 and 2003 was $48,947 and $42,118, respectively, and $173,375 and $118,061 for the nine months ended September 30, 2004 and 2003, respectively.

Future amortization expense for the above intangible assets as of September 30, 2004 is as follows:

        For the year ending December 31,                Amounts
        ---------------------------------              ---------
                      2004                             $  48,943
                      2005                               143,459
                                                       ---------
                      Total                            $ 192,402
                                                       =========



NOTE 4--NOTES PAYABLE

                                                                                                       September 30,
                                                                                                            2004
NOTES PAYABLE - STOCKHOLDERS AND RELATED PARTIES                                                       -------------

Promissory note payable to stockholder, original amount of $31,626 on October
28, 2002, annual interest rate at 12%. Payable interest only each month with maturity date of December 31, 2003.
                                                                                                       $     31,626

Promissory notes payable to related party, original amounts of $100,000 in
November 2002, and multiple advances in 2003 totaling $550,100. In 2003,
$130,000 was repaid and $395,100 was converted into shares of common stock of the Company, leaving a remaining balance of $125,000 at December 31, 2003. In
2004, $64,000 was repaid. In January, 2004, this related party purchased a
$125,000 note payable to a related party and converted the loan into common
stock of the Company.                                                                                        61,000

Promissory note payable to related party, interest at prime plus 1.5%, secured by all chattel paper, accounts, equipment and general intangibles. Principal
payments to begin in 2006. Subordinate to line of credit.                                                 1,000,200

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4--NOTES PAYABLE--CONTINUED
Promissory note payable to related party, original principal amount of $200,000, interest rate at 6% per annum, due August 31, 2004, secured by marketable
securities. This loan was paid in full in October 2004.                                                $     14,750

Promissory note payable to stockholder, original amount of $100,000 in January
2004, interest at 2% per month, principal and interest payments of $3,923 starting February 2004 through January 2007. In October 2004, the stockholder agreed to convert the principal balance into 659,244 shares of common stock of
the Company.                                                                                                 83,493

Promissory note payable to stockholder assumed in the YAS
acquisition.  Original principal balance of $50,000; 2% interest
per month, with 36 monthly payments of $1,961 including interest.                                            40,626

Promissory note payable to related parties issued in connection with YAS acquisition. Original principal balance of $75,000 payable in twelve
equal monthly installments of $6,250.                                                                        75,000
                                                                                                       ------------

Total notes payable - stockholders and related parties                                                    1,306,695
Less current portion                                                                                        228,324
                                                                                                       ------------
Long-term portion notes payable - stockholders and related parties                                     $  1,078,371
                                                                                                       ============

NOTE PAYABLE - SCHOOLCASH

Note payable issued in connection with SchoolCash acquisition, annual interest rate of 12%, payments of $6,000 per month for six months beginning in November
2004, then 16 monthly payments of $16,010; secured by assets of FUNDever.                              $    250,000

Less current portion                                                                                        106,041
                                                                                                       ------------
Long-term portion note payable - SchoolCash                                                            $    143,959
                                                                                                       ============

LINE OF CREDIT

Line of credit with bank at prime plus 0.5%, payable on demand, expiring May
2005, secured by all equipment and accounts receivable of the Company.                                 $    430,000
                                                                                                       ============

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5--STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK: The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share, of which three shares of Series A are issued and outstanding and 30,769,231 of Series B are issued and outstanding. The Series B shares are convertible into an equal number of common stock shares. The remaining shares may be issued with such rights, preferences and limitations as may be adopted by the Board of Directors.

COMMON STOCK: The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001, of which 102,391,257 shares were issued and outstanding at September 30, 2004.

In January 2004, the Company issued 19,143,287 shares of common stock in exchange for loans outstanding, plus accrued interest, in the amount of $1,747,300. Also in January 2004, the Company issued 216,153 shares of common stock valued at $32,211 to individuals for services provided.

On April 1, 2004, the Company entered into an Agreement with ROI Group Associates, Inc. for investment advisory services. In addition to monthly cash payments, the Company was obligated to issue 541,981 shares of its common stock valued at $108,596, which were issued in August 2004.

In June 2004, the Company issued 14,292 shares of common stock for proceeds of $1,800 in connection with the exercise of stock options.

On August 11, 2004, the Company, with the consent of holders of a majority of the outstanding voting power of the Company, amended its certificate of incorporation to increase the number of authorized shares of capital stock to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Except for the outstanding three shares of Series A Preferred Stock and the 30,769,231 shares of Series B Preferred Stock issued on August 13, 2004, the remaining shares of preferred stock may be issued with such preferences, rights, privileges and limitations as the board of directors may determine without consulting the stockholders.

On August 12, 2004, we entered into a long-term agreement with American Express Incentive Services, LLC ("AEIS") relating to our being an exclusive provider of their scrip products. We agreed to pay AEIS $1,500,000 in exclusivity fees over five years, including $250,000 down, and we issued AEIS 5,000,000 shares of our common stock and five year warrants to purchase 3,000,000 shares of common stock, with 1,000,000 warrants each exercisable at $0.43, $0.75, and $1.00 per share.

Management has determined that the common stock and common stock equivalents issued to AEIS were deemed earned upon the execution of the exclusive agreement, and though the agreement contains cancellation provisions, there is no provision for a pro rata recovery of the common stock or common stock equivalents issued. Therefore, the fair market value of those instruments, based upon the closing market price of $0.20 on August 11, 2004, was charged to operations during the period, resulting in stock base compensation of $1,000,000 for the shares of common stock and $481,232 for the common stock warrants, which value was calculated using the Black-Scholes pricing model.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5--STOCKHOLDERS' DEFICIENCY--CONTINUED

On August 13, 2004, the Company received gross proceeds of $4 million by selling 30,769,231 shares of a new series of Series B Preferred Stock to five investors, including four affiliated with an investment partnership which owns approximately 5% of the Company's outstanding common stock. One of the partnership's partners was (through an entity he controls) one of the four affiliated investors. Additionally, we issued the investors five-year warrants to purchase a total of 5,142,858 shares of common stock of the Company, with equal amounts exercisable at $0.40, $0.75 and $1.00 per share. The issuance of the Series B preferred stock included a beneficial conversion feature in the total amount of $2,769,231 which represents the aggregate fair value at the issue date of the Company's common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been included in additional paid-in capital and accumulated deficit at September 30, 2004. The partner referred to above, Mr. John C. Colligan, joined our board of directors upon the closing of the financing and received a grant of options to purchase 2,253,759 shares of common stock of the Company at $0.20 per share vesting 12.5% after six months and 2.0833% monthly thereafter, subject to continued board service on each applicable vesting date.

In August 2004, the Company reached an agreement with a law firm to issue 153,846 shares of common stock, valued at $20,000, in lieu of cash payment due for services rendered.

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

As of September 30, 2004, there were outstanding options to purchase 6,633,445 shares of common stock at a weighted average purchase price of $1.24 per share and a weighted average life of approximately 6 years. Of these options, 2,805,434 were vested, at a weighted average purchase price of $2.72 per share and a weighted average life of approximately 4 months.

For the nine months ended September 30, 2004, there were two options granted to two executives with exercise prices less than fair value. These grants occurred during the quarter ended June 30, 2004. Options to purchase 950,000 shares at $0.15 per share and 832,337 shares at $0.04 per share were approved by the board of directors on June 30, 2004 when the fair market value of the stock was $0.17 per share. The exercise prices of these two options were established pursuant to employment offers with these employees. Deferred compensation expense of $127,204 was accrued at June 30, 2004 and will be recognized over the vesting schedule of the options. During the three months and nine months ended September 30, 2004, $27,050 of the deferred compensation had been recognized as stock based compensation expense.

At the Company's annual stockholder meeting held on November 5, 2004, stockholders approved the adoption of the LoyaltyPoint, Inc. 2004 Stock Plan (the "2004 Plan"), which provides for stock-based incentives and awards to be granted to qualified employees, consultants, officers and directors. These awards include stock options, stock appreciation rights and restricted stock grants. The aggregate number of shares of common stock which may be issued under the 2004 Plan is 8,000,000. As of November 11, 2004, there were 1,500,000 options outstanding under the 2004 Plan.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5--STOCKHOLDERS' DEFICIENCY--CONTINUED

In connection with the merger with FUNDever, the Company also has the Equity Incentive Plan as previously adopted by the stockholders of the Company (the "Incentive Plan"). It has been the Company's intention to discontinue the use of the Incentive Plan, and as such, the Company has not granted any awards under the Incentive Plan since the merger date. There have been no new grants or awards under the Incentive Plan in 2004. At September 30, 2004 there were 2,597,349 options issued under the Incentive Plan, all of which were fully vested with a weighted-average exercise price of $2.93. Of these options, 2,390,120 expire in the first quarter of 2005, 28,583 expire in the second quarter of 2005 and the remainder, 178,646, expire in the fourth quarter of 2005.

As of September 30, 2004, there were outstanding warrants to purchase 8,925,237 shares of common stock. Of this amount, 383,020 warrants, with an average exercise price of $5.47 per share, expire in April 2005. Warrants to purchase 399,360 shares, at an average exercise price of $0.14 per share, expire in July 2006. In connection with the Series B preferred stock issuance, discussed above, the Company issued five-year warrants to purchase 5,142,858 shares of common stock to a group of five investors, with equal amounts exercisable at $0.40, $0.75 and $1.00 per share. In addition, the Company also issued five-year warrants to purchase 3,000,000 shares of common stock to AEIS, as discussed above, in equal amounts exercisable at $0.43, $0.75, and $1.00 per share.

NOTE 6--ACQUISITIONS

On January 9, 2004, Schoolpop purchased certain assets and assumed certain liabilities from NSC, a Santa Rosa, California-based nonprofit company that is in the scrip industry (gift certificates and store value purchase cards). Under the terms of the agreement, the Company agreed to: (i) pay $200,000 in cash three days after closing; (ii) pay a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers; (iii) satisfy up to $1,266,000 owed to certain schools and other nonprofit customers of NSC; and
(iv) assume approximately $244,166 in leases and deferred payments on computer software and hardware. The cash portion of the purchase price has been deferred and has been included in the accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2004. The preceding consideration is subject to further adjustment based upon the ascertainment of revised figures and facts regarding the on-going business. As part of these adjustments and subsequent to the acquisition, the total amount owed to certain schools and other nonprofit customers has been revised downward to $1,019,111 and the amount of deferred payments on computer software has been revised downward to $27,106. NSC had substantial debts owed to trade vendors and other creditors, and Schoolpop did not agree to assume those liabilities.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 6--ACQUISITIONS--CONTINUED
The following summarizes the allocation of the purchase price:


            Purchase Price:                                           Amount
            --------------------------------------------        -------------
               Cash                                             $    200,000
               Due to nonprofits                                   1,019,111
               Capital lease obligation                               27,106
                                                                -------------
                     Total Purchase Price                       $  1,246,217
                                                                =============

            Allocation of Purchase Price:
            --------------------------------------------
               Inventory, net                                   $  1,172,111
               Furniture, fixtures & equipment                        74,106
                                                                -------------
                     Total Assets                               $  1,246,217
                                                                =============

On June 3, 2004, the Company acquired the assets of One Stop, a provider of school supplies that generate funds for schools and which targets parents of school children. Terms of the agreement include payment of: (i) $25,000 cash;
(ii) 1,196,809 shares of common stock of the Company; and (iii) a contingent earn-out consisting of (a) 50% of the net profit in 2004 and (b) 10% of the net profit in 2005 generated from the One Stop division to be paid in cash and common stock of the Company.

The following table summarizes the allocation of the purchase price:


         Purchase Price:                                              Amount
         -----------------------------------------------          -----------
            Cash                                                  $   25,000
            1,196,809 shares of common stock                         225,000
                                                                  -----------
                  Total Purchase Price                            $  250,000
                                                                  ===========

         Allocation of Purchase Price:
         -----------------------------------------------
            Inventory, net                                         $   8,382
            Prepaid inventory                                         11,433
            Rent deposit                                               2,678
            Goodwill                                                 227,507
                                                                  -----------
                  Total Assets                                    $  250,000
                                                                  ===========

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 6--ACQUISITIONS--CONTINUED

On September 13, 2004, the Company acquired the assets of YAS, a provider of auction services for consigned merchandise through eBay, which also provided fulfillment services for the Company's scrip business and handled auction related services of the Company's Auction & Earn program. Paul Robinson, our Chairman, CEO and President, and Steve Avalone, our Chief Marketing Officer and director, are majority stockholders of YAS (See Note 7). Terms of the asset purchase agreement include: (i) $25,000 cash; (ii) the issuance of a $75,000 note payable; (iii) 588,235 shares of common stock; (iv) assumption of $40,626 of debt; and (v) the cancellation of money owed to the Company of $62,582. Messrs. Robinson and Avalone did not receive any of the common stock.

The following table summarized the allocation of the purchase price:

         Purchase Price                                                 Amount
         --------------------------------------------------       -------------
            Cash                                                  $     25,000
            588,235 shares of common stock                             100,000
            Note payable                                                75,000
            Cancellation of debt                                        62,582
            Assumed debt                                                40,626
                                                                  -------------
                  Total Purchase Price                            $    303,208
                                                                  =============

         Allocation of Purchase Price
         --------------------------------------------------
            Furniture & fixtures                                  $        729
            Equipment                                                   11,715
            Leasehold improvement                                        9,848
            Rent deposit                                                 3,250
            Goodwill                                                   277,666
                                                                  -------------
                  Total Assets                                    $    303,208
                                                                  =============

Proforma unaudited information giving effect to the NSC acquisition as if it had occurred at the beginning of the current periods and at the beginning of the comparable prior year periods is not included in these Notes to Condensed Consolidated Financial Statements as the financial information required is not yet available.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7--RELATED PARTY TRANSACTIONS

The former board of directors of the Company required FUNDever to extend its lines of credit, which had been guaranteed by certain FUNDever officers and a director, in order to close the merger. One bank line of credit in the amount of $1,000,200 was replaced with a loan from a director, who was also a stockholder of the Company, on February 18, 2004 at an interest rate of .5% above the prior bank loan. In addition, the director and certain officers of the Company remain guarantors on a $430,000 line of credit. This loan has been extended to May 31, 2005. Additionally, on June 24, 2004 the Company borrowed $200,000 from this director. The note matured on August 31, 2004 and was paid in full in October 2004. The note bore 6% per annum interest and was secured by a pledge of the Company's marketable securities. See Note 4 which describes the terms of notes with related parties.

On August 9, 2004, the Company's subsidiary, Schoolpop amended its prior one-year strategic partnership agreement with YAS. Paul Robinson, our Chairman, CEO and President and Steve Avalone, our Chief Marketing Officer and director, are majority stockholders of YAS. As discussed in Note 6, the Company purchased the assets of YAS on September 13, 2004.

Prior to the acquisition, YAS provided shipping, cleaning, photographing, and listing of donated items on eBay. These items are donated by parents and supporters of our school and nonprofit clients, who may receive an individual tax deduction per donated item. The school or nonprofit receives 50% of the selling price of donated items, and we shared in Auction & Earn profits equally with YAS. The August 9, 2004 amendment provided for outsourced scrip fulfillment services in support of our Scrip & Earn fundraising program.

As of September 12, 2004, prior to the acquisition date, Schoolpop had billed YAS $185,355 for payroll reimbursement and payroll services, of which $145,351 remained due and owing at the date of acquisition. YAS had billed Schoolpop $82,769 for services, of which $82,769 remained due and owing at the date of acquisition. The difference between these amounts, $62,582 due to Schoolpop, was forgiven and was included in the total purchase price.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 in the United States District Court, Central District of California. Albertson's alleged violations of the Lanham Act, breach of contract, interference with prospective economic advantage, and violation of the unfair competition law of California. The allegations related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop agreed to indemnify FUNDever for any damages incurred with regard to this action. Management has settled the Albertson's litigation for $300,000 with $20,000 paid upon execution of the final settlement agreement and $5,000 monthly over 56 months thereafter. FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. An accrual in the amount of $300,000 was established in 2003 for this liability, and as of September 30, 2004, $275,000 is reflected in the accompanying Condensed Consolidated Financial Statements. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed. As of September 30, 2004, $150,830 in recovery had been recognized.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8--COMMITMENTS AND CONTINGENCIES--CONTINUED

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

On June 21, 2004, Mary Elizabeth Doherty, a spouse of a former employee of Schoolpop, filed an action against Schoolpop in the United States District Court for the Northern District of California alleging failure to pay ERISA benefits, breach of contract, breach of fiduciary duty under ERISA and violation of
Section 502(a)(3) of ERISA. The plaintiff has alleged that she is entitled to benefits under the Schoolpop's life insurance and accidental death policy and is seeking to recover damages in the amount of $200,000 plus interest. The subject plan contains an exclusion for benefits when the death is a result of participation in a felony and Schoolpop understands that the felony exclusion should apply. The plaintiff further alleged that Schoolpop breached its fiduciary duty by not providing plaintiff's husband with a summary plan description setting forth the felony acts exclusion. Litigation counsel for the Company has advised the Company that it believes these claims are without merit since the plaintiff's husband was the chief executive officer of Schoolpop. Schoolpop was dismissed with prejudice as a party to the action in October 2004. However, the insurance company has indicated that it may seek indemnification from Schoolpop if the insurance company is held liable due to Schoolpop's alleged failure to provide notice of the felony acts exclusion to its chief executive officer. While Schoolpop believes this claim is without merit, it may be required to defend the claim. No accrual for this potential liability has been recorded in these condensed consolidated financial statements.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8--COMMITMENTS AND CONTINGENCIES--CONTINUED

At the time that Schoolpop purchased the scrip assets from NSC, it was represented by NSC that the assets were free and clear of all liens and encumbrances. Shortly after the closing, it was learned that the primary lender of NSC had a lien on all of NSC's assets, including those purchased by Schoolpop. Shortly after the closing, the lender verbally agreed to release the security interest, but due to intervening events has not yet fulfilled its agreement. The Company has been in continuing discussions with the lender and hopes to have the encumbrance released shortly. Litigation counsel to the Company has advised the Company that the lender should not prevail in attempting to enforce its security interest; nevertheless, if the lender is successful, the Company could be required to compensate the lender to the extent of the value of the purchased scrip assets which cost may be material.

Employment Agreements

FUNDever entered into employment agreements with three of its executive officers on January 1, 2004 which were assumed by the Company. Subsequently, one of the executive officers resigned his position in September 2004. On November 5, 2004, the Company renewed the employment agreements of the two remaining officers for one-year terms expiring on December 31, 2005 on the same terms, except that the salaries were increased to cover the cost (including the additional income taxes) of automobile allowances which were discontinued. Such agreements provide for annual salaries, and reimbursement for a portion of their health insurance premiums. Upon termination or non renewal of their agreements (except for cause), the officers are entitled to severance packages. Except for the employment agreements described above, the Company does not pay any other compensation to these officers.

In May 2004, our directors voted to form a compensation committee to review the annual base salary of our Chairman and CEO. The board appointed a committee consisting of two non-employee directors. On May 20, the committee unanimously approved an increase in the executive's base salary from $200,000 per annum to $240,000 per annum, based on job performance and fair market value, with such increase contingent upon the closing of the $4 million financing (See Note 5). The salary increase was effective August 13, 2004, concurrent with the closing of such transaction.

                      LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 10-SUBSEQUENT EVENTS

On November 5, 2004, the Company appointed Mr. Jeffrey S. Benjamin as Chief Financial Officer with an annual salary of $140,000 per year. The Company issued Mr. Benjamin options to purchase 1,500,000 shares of common stock exercisable at $.14 per share, with 25% vesting on November 5, 2005 and the balance vesting quarterly in increments of 6.25%, subject to continued employment on each applicable vesting date. Mr. Curtis Ramsey, the Company's former Chief Financial Officer, remains employed by the Company.

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

OVERVIEW

Effective on February 18, 2004, the Company merged with FUNDever in a reverse merger transaction. We now operate as a holding company for merchant, school, and nonprofit loyalty marketing programs. We market online, store, and catalog-based loyalty programs that generate contributions to schools, nonprofits and other organizations, based upon parent and supporter purchases. The mission of Schoolpop, our principal subsidiary, is to help eliminate the negative impact of budget shortfalls by providing a one-stop shop for schools and other nonprofits to enroll in a suite of nontraditional fundraising programs that are hassle-free for schools, convenient for parents, and safe for students.

As explained in Note 1 to the Condensed Consolidated Financial Statements, the merger through which FUNDever became a wholly-owned subsidiary of the Company has been treated as a reverse merger and the historical financial statements contained in this report are those of FUNDever. FUNDever has grown significantly through acquisitions. These acquisitions affect a comparison of our results of operations for the three and nine months ended September 30, 2004 versus 2003. The table below reflects the length of time each of our principal operating subsidiaries and business units operated during the comparable nine-month periods ended September 30, 2004 and September 30, 2003.

Approximate number of months each principal subsidiary or business unit is included in operating results:

                                            --------------------------------
                                                   Nine Months Ended
                                                     September 30,
                                            --------------------------------
                                                  2004            2003
                                                  ----            ----
                  FUNDever                         9                9
                  Schoolpop                        9                5
                  Scrip Business                  8.7               0

One Stop and YAS are not principal business units.

Highlights for the third quarter of 2004 include:

     o Our management negotiated the $4 million financing and AEIS agreements referred to in Note 5 to our Condensed Consolidated Financial Statements.

     o During this three-month period, our revenue from the NSC assets we purchased was approximately $15,000,000.

     o Our President resigned eliminating the cost of $175,000 annual salary plus benefits effective after payment of the three month severance we agreed to pay him. Our Chief Executive Officer assumed the title of President.

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

IMPAIRMENT OF LONG-LIVED ASSETS. Our long-lived assets consist of property and equipment and intangible assets subject to amortization. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. When these estimates change we are required to record impairment charges against these respective assets.

GOODWILL. Goodwill is tested annually for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. When these estimates change we are required to record impairment charges against these respective assets.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net revenue for the three and nine months ended September 30, 2004 and 2003:

(Amounts in
thousands, except per
share data)                    Three months ended September 30,                      Nine months ended September 30,
                        -----------------------------------------------    ----------------------------------------------------
                                2004                     2003                         2004                        2003
                        ---------------------    ----------------------    ---------------------------    ----------------------
Revenue                    $ 15,755     100%     $     395        100%          $  42,018        100%       $   488       100%
Gross profit                    172       1%           241        nmf                 862        2.1%           256      52.7%
Operating expenses            3,489      22%         3,240        nmf               6,745       16.0%         5,470       nmf
                           --------     ----     ---------      ------          ---------     -------       -------     ------

Net loss                   $ (2,797)   (18)%     $  (3,148)       nmf           $  (5,473)    (13.0)%      $ (5,603)      nmf
                           ========    =====     =========      ======          =========     =======      ========     ======
Loss per share,
basic and diluted          $  (0.03)              $  (0.08)                     $   (0.06)                 $  (0.12)
                           ========               ========                      =========                  ========

In the table above, "nmf" designates not meaningful to the reader.

Revenue

Our revenue for the three and nine months ended September 30, 2004, was $15,755,321 and $42,018,227, respectively, compared to revenues of $394,598 and $488,465 for the same periods in 2003. This increase is primarily attributable to Schoolpop's acquisition of NSC on January 9, 2004, which accounted for 95% and 96% of revenue during the three and nine month periods ended September 30, 2004, respectively.

Cost of Revenue

Our cost of revenue for the three and nine months ended September 30, 2004, was $15,583,615 and $41,155,848, respectively, compared to $153,769 and $232,885 for the same periods in 2003. This increase is primarily attributable to the acquired operation of the scrip business. The scrip business generates lower gross margins, or conversely higher cost of revenue, than the Company's other businesses. The scrip business gross margin for the three and nine months ended September 30, 2004 was approximately 1.15% and 1.41%, respectively, compared to the Company's other product lines, which averaged approximately 39% and 42%, respectively.

Operating Expenses

Our operating expenses for the three and nine months ended September 30, 2004, were $3,488,696 and $6,744,621, respectively, compared to $3,239,682 and $5,469,902 for the same periods in 2003. This represents an increase of 8% and 23% for the three and nine month periods ended September 30, 2004, respectively. For the three months ended September 30, 2004, a primary reason for the increase was an increase in salaries of $469,305 from $390,239 to $859,544 due to increased staffing levels related to acquisitions. The increase in selling, general, and administrative expenses of $361,135 from $548,256 to $909,391 was primarily attributable to an increase in legal fees related to the August 2004 AEIS agreement, SEC reporting costs and litigation and accounting fees associated with FUNDever's audits and the Company's reviews, which were billed during the period, and increased overhead due to higher staffing levels. For the nine months ended September 30, 2004, salaries increased $1,348,619 from $830,232 to $2,178,851, again attributable to increased staffing related to acquisitions. Selling, general and administrative expenses increased $1,509,051 from $1,116,326 to $2,625,377 during this period, primarily attributable to increased legal and accounting fees, the merger and the related SEC filing requirements and increased overhead due to higher staffing levels.

For the three months ended September 30, 2004, stock based compensation increased $138,741 over the previous year from $1,478,137 to $1,616,878. The increase was related to the 5,000,000 shares of common stock and 3,000,000 warrants issued to AEIS during the period. See Note 5 - Stockholders' Deficiency to the Condensed Consolidated Financial Statements. For the nine months ended September 30, 2004, stock based compensation decreased $979,847 over the same period in the previous year from $2,619,925 to $1,640,078. In early 2003, FUNDever issued stock grants to employees in order to attract and retain quality personnel and was also able to satisfy certain obligations with stock in lieu of cash payments.

For the nine month periods ending September 30, 2004 and 2003, depreciation and amortization expense increased by $169,625, or 130%, to $300,315 from $130,690. For the three month period ending September 30, 2004 and 2003, depreciation and amortization expense increased $52,562, or 104%, from $50,321 to $102,883. This is due to the additions to fixed and intangible assets associated with the 2003 acquisitions, and those results being included for a full nine months in 2004, and the 2004 acquisitions and those results being included for a full three months in 2004.

Other Income

The Company recognized $546,787 in other income during the three months ended September 30, 2004, while no other income was recognized in 2003. The largest component of other income was the extinguishment or expiration of certain liabilities totaling $434,548. An additional component of other income was the receipt of $225,000 in a favorable settlement of patent infringement litigation brought by the Company in defense of its patents. These items were partially offset by a loss of $112,762 recognized on the sale of marketable securities.

Net Loss

Our net loss for the three and nine months ended September 30, 2004, was $2,796,713 and $5,472,928, respectively, compared to $3,148,005 and $5,603,126 for the same periods in 2003. This represents a decrease of 13% and 2% for the three and nine month periods ended September 30, 2004, respectively. The decrease in the net loss was primarily attributable to the $546,787 in other income recognized during the period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, we used $2,889,659 in cash for operations compared to $1,375,961 for the same period in 2003, an increase of $1,513,698 or 110%.

For the nine months ended September 30, 2004, net cash provided by investing activities was $1,246,176 compared to $135,272 for the corresponding period in 2003. The purchase of fixed assets and additions to leasehold improvements used $87,453, while the acquisition of assets from One Stop and YAS used $50,000 (See
Note 6 to the Condensed Consolidated Financial Statements). These uses were offset by $629,617 in cash received in the FUNDever merger, $187,012 in proceeds from the sale of marketable equity securities and $567,000 withdrawn from restricted deposits.

For the nine months ended September 30, 2004, net cash provided by financing activities was $3,887,805 compared to net cash provided by financing activities of $1,723,097 in the same period for 2003, an increase of 125%. Net proceeds from the issuance of Series B preferred stock were $3,906,924, while proceeds from loans and capital leases totaled $303,719 (See Note 4, Note 5 and Note 7 to the Condensed Consolidated Financial Statements). These amounts were partially offset by $324,638 in principal payments on loans and capital leases.

At September 30, 2004, we had approximately $2,483,000 in cash and cash equivalents and approximately $23,800 in marketable equity securities. As of November 9, 2004, we had approximately $2,338,000 in cash and cash equivalents and had liquidated all of our marketable securities. At September 30, 2004, our current liabilities exceeded our current assets by approximately $1,275,000.

FUNDever has historically generated insufficient cash flow from operations to cover operating expenses. FUNDever has had to raise additional capital through commercial bank loans and private investors in order to meet its operating capital needs. FUNDever has also been able to obtain capital through the acquisition of companies and assuming the cash and cash equivalent balances of those companies. We believe that we have adequate capital for the next 12 months; however we may require additional capital prior to the end of such period due to unforeseen events.

At the time that Schoolpop purchased the scrip assets from NSC, it was represented by NSC that the assets were free and clear of all liens and encumbrances. Shortly after the close, it was learned that the primary lender of NSC had a blanket lien filed on all of NSC's assets, including those purchased by Schoolpop. Shortly after the closing, the lender verbally agreed to release the lien, but due to intervening events has not yet fulfilled its agreement. The Company has been in continuing discussions with the lender and hopes to have the encumbrance released shortly. Litigation Counsel to the Company has advised the Company that the lender should not prevail in attempting to enforce its security interest; nevertheless, if the lender is successful, the Company could be required to compensate the lender to the extent of the value of the purchased scrip assets, which cost may be material.

CAPITAL EXPENDITURES AND COMMITMENTS

Except for the purchase and implementation of new accounting software estimated to cost approximately $150,000 and upgrading our website at an estimated cost of $50,000, we do not currently have any plans to acquire a material amount of fixed assets during 2004.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. We also have entered into acquisition agreements which require us to pay the sellers contingent earn-outs based upon the future revenue or profit of the businesses or assets we acquired. In addition to the possible earn-out described in Note 6 to the Condensed Consolidate Financial Statements, we may pay three other companies earn-outs, two of which are described in Item 1 "Description of Business" of our Annual Report on Form 10-KSB for 2003. For the three and nine-month periods ended September 30, 2004, earn-out expense was $77,913 and $162,563, respectively.

RELATED PARTY TRANSACTIONS

In June 2004 we borrowed $200,000 from a director, Robert Scellato, who was our largest stockholder prior to the August 13, 2004 $4 million financing. We pledged our marketable securities as collateral. This loan was paid in full in

October 2004 from the net proceeds of the sale of marketable securities. See
Note 4 and Note 7 to the Condensed Consolidated Financial Statements.

In September 2004, we purchased certain assets from YAS. The principal stockholders of YAS are Paul Robinson, our Chairman, CEO and President, and by Stephen Avalone, our Chief Marketing Officer and a director. See Note 6 to the Condensed Consolidated Financial Statements. Earlier, in August 2004 we amended our strategic partnership agreement with YAS. See Note 7 to the Condensed Consolidated Financial Statements.

On August 13, 2004 we amended the employment agreement with our Chairman and CEO, Paul Robinson as described in Note 8 to the Condensed Consolidated Financial Statements. We also renewed the employment agreements with Messrs. Robinson and Avalone in November 2004. See Note 8 to the Consolidated Financial Statements. On November 5, 2004, we hired Mr. Jeffrey S. Benjamin as Chief Financial Officer at an annual salary of $140,000 per year. See Note 10 to the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, the removal of UCC-1 liens on the NSC assets, resolution of litigation, and anticipated capital expenditures. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the future price of our stock, the Company's ability to manage its anticipated growth, uncertanties inherent in litigation and resolving contractual issues. Further information on the Company's risk factors is contained in the Company's other filings with the Securities and Exchange Commission ("SEC") including its Form 10-KSB for the year ended December 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the three months ended September 30, 2004, we issued shares of our common and preferred stocks and options and warrants to purchase shares of common stock to the following individuals and corporation which were not covered by an effective registration statement but were exempt under
     Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder:

     On July 20, 2004, we issued 1,196,809 shares of common stock to One Stop School Shop, Inc. as part of the consideration for purchasing their assets.

     On August 11, 2004, we issued 5,000,000 shares of common stock and five-year warrants to purchase 3,000,000 shares of common stock to American Express Incentive Services, LLC. as consideration for entering into a long-term exclusive service provider agreement. 1,000,000 warrants each are exercisable at $0.43, $0.75, and $1.00 per share.

     On August 13, 2004, we issued an aggregate of 30,769,231 shares of Series B Preferred Stock and five-year warrants to purchase 5,142,858 shares of common stock to a group of five accredited investors in exchange for $4 million. Equal amounts of the warrants are exercisable at $0.40, $0.75 and $1.00 per share.

     On August 13, 2004, we granted options to purchase 2,253,759 shares of common stock to Mr. John C. Colligan as consideration for service as a director of the Company. The options are exercisable at $0.20 per share and vest 12.5% after six months and 2.0833% monthly thereafter subject to continued service as a director.

     (b) Not applicable.

     (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:



                      ISSUER PURCHASES OF EQUITY SECURITIES
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
PERIOD                            (A)                    (B)                       (C)                          (D)
                            TOTAL NUMBER OF      AVERAGE PRICE PAID    TOTAL NUMBER OF SHARES (OR       MAXIMUM NUMBER (OR
                           SHARES (OR UNITS)        PER SHARE (OR      UNITS) PURCHASED AS PART OF      APPROXIMATE DOLLAR
                               PURCHASED)               UNIT)          PUBLICLY ANNOUNCED PLANS OR     VALUE) OF SHARES (OR
                                                                              PROGRAMS (1)            UNITS) THAT MAY YET BE
                                                                                                        PURCHASED UNDER THE
                                                                                                       PLANS OR PROGRAMS (1)
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
07/01/04-07/31/04                  0                     $0                         0                            0
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
08/01/04-08/31/04                  0                     $0                         0                            0
------------------------ ----------------------- -------------------- ------------------------------ --------------------------
09/01/04-09/30/04                  0                     $0                         0                            0
------------------------ ----------------------- -------------------- ------------------------------ --------------------------

(1) We have not entered into any plans or programs under which we may repurchase our common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS
         EXHIBIT INDEX

Exhibit
Number     Description
--------   ---------------------------------------------------------------------
2.1      Asset Purchase Agreement with YAS dated September 13, 2004
3.1      Amendment to Certificate of Incorporation
3.2      Certificate of Designation
3.3      Certificate of Correction to Certificate of Designation
3.4      Amended and Restated Bylaws (1)
3.5      First Amendment to Amended and Restated Bylaws (2)
10.1     AEIS Stock Purchase Agreement
10.2     AEIS Reseller Agreement
10.3     Amended AEIS Reseller Agreement
10.4     AEIS Investor Rights Agreement
10.5     Stock Purchase Agreement - Series B Preferred Stock
10.6     Investor Rights Agreement - Series B Preferred Stock
31.1     Certification of CEO
31.2     Certification of CFO
32.1     Section 1350 certification of CEO
32.2     Section 1350 certification of CFO
---------
(1)      Contained in Report on Form 8-K filed on October 1, 2004.
(2)      Contained in Report on Form 8-K filed on October 4, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 15, 2004 by the undersigned, thereunto duly authorized.


                                LOYALTYPOINT, INC.


                                /s/ Paul Robinson
                                -----------------
                                Paul Robinson, Chief Executive Officer


                                /s/ Jeffrey S. Benjamin
                                -----------------------
                                Jeffrey S. Benjamin, Chief Financial Officer