Form 10KSB
period 2004-12-31
LOYALTYPOINT INC
filed 2005-04-14
CIK 1013690

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission File Number: 000-21235


                               LOYALTYPOINT, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                          11-2780723
  -------------------------------                         ------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)


                        3885 Crestwood Parkway, Suite 550
                              Duluth, Georgia 30096
               (Address of principal executive offices) (Zip code)

                                 (770) 638-5101
                           --------------------------
                           (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:

                                      None


       Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                  Common Stock
                               -------------------
                              (Title of each class)

================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. $64,743,945

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2005 was $2,460,776.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 103,165,884 shares of common stock were outstanding as of March 18, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on June 9, 2005, and to be filed within 120 days after the registrant's fiscal year ended on December 31, 2004 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Form (Check one):  Yes [ ];   No [X]
                                                             -----     -----

                                      INDEX

PART I.
Item 1.     Description of Business                                           1
Item 2.     Description of Property                                           8
Item 3.     Legal Proceedings                                                 8
Item 4.     Submission of Matters to a Vote of Security Holders              10

PART II.
Item 5.     Market for Common Equity and Related Stockholder Matters         11
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        12
Item 7.     Financial Statements                                             23
Item 8.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         23
Item 8A.    Controls and Procedures                                          24
Item 8B.    Other Information                                                25

PART III.
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                26
Item 10.    Executive Compensation                                           26
Item 11.    Security Ownership of Certain Beneficial Owners and Management   26
Item 12.    Certain Relationships and Related Transaction                    26
Item 13.    Exhibits                                                         27
Item 14.    Principal Accountant Fees and Services                           27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

LoyaltyPoint, Inc. (the "Company") is a holding company for merchant, school, and nonprofit loyalty marketing programs. The Company markets loyalty programs that generate contributions to schools and nonprofits based upon supporter purchases through hundreds of online, store, catalog and stored-value (gift) card merchant participants. Our vision is to provide a one-stop shop for schools and nonprofits to enroll in year-round nontraditional fundraising utilizing everyday shopping purchases. Our corporate headquarters is based in the Atlanta, Georgia area; we also maintain two offices in Northern California and a fulfillment center in Norcross, Georgia.

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

Effective on February 18, 2004, the Company acquired FUNDever, Inc., a Delaware corporation ("FUNDever"), in a reverse merger transaction issuing 68,249,976 shares of its common stock to FUNDever stockholders and certain noteholders. Immediately prior to the merger, we paid a cash dividend to our stockholders of approximately $0.05 per share and a stock dividend of approximately 0.429 shares of common stock for each share held of record immediately prior to the effective date of the merger. Additionally, we declared a second cash dividend payable to stockholders of record prior to the merger of approximately $0.03 per share, which we paid in August 2004. See Item 7. Note 8 to "Consolidated Financial Statements." Following the merger, FUNDever stockholders owned approximately 71.9% of our common stock.

In connection with the merger, all of the officers and all but one of the directors resigned. Mr. Leigh Rothschild remained as a director and appointed Mr. Paul Robinson as a second director. Effective on or about April 11, 2004, Messrs. Stephen Avalone and Robert Scellato became directors of the Company. Effective in August 2004 Mr. Rothschild resigned as a director of the Company. Our new management team consists of Mr. Paul Robinson, chairman, president and chief executive officer; Mr. Jeffrey S. Benjamin, chief financial officer; and Mr. Stephen Avalone, secretary, director and chief marketing officer. The seasoned management team brings entrepreneurial, technology, and general management experience in the education, software, and technology arenas, with an emphasis on sales, marketing, and rapid-growth businesses. See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

FUNDever commenced operations in April 2002, with a focus on nontraditional fundraising programs, targeting approximately 88,000 elementary and middle schools in the United States. In 2003, FUNDever experienced growth in its Learn & Earn program and consummated three acquisitions, positioning FUNDever as a top nontraditional fundraising company for schools and nonprofits in the United States. Each of these acquisitions added significant new school, customer and merchant relationships.

The most significant acquisition was our July 2003 merger with Schoolpop, Inc. ("Schoolpop"), based in Menlo Park, CA. Pursuant to the merger, Schoolpop became a wholly-owned subsidiary of FUNDever. Under the terms of the merger agreement, Schoolpop's stockholders received as merger consideration approximately $13,000,000 cash, a convertible promissory note in the principal amount of $1,055,000 (convertible into new Series B preferred stock of FUNDever in an amount equal to 27% of all issued and outstanding shares of capital stock of FUNDever) and also received a five-year contingent earn-out ranging from 6% to 10% of net revenue generated from specified schools and business lines, not to exceed $32,000,000. Approximately $12,789,815 of the merger consideration came from Schoolpop's existing cash. The convertible promissory note was subsequently amended to be convertible immediately before the merger between FUNDever and the Company into common stock of FUNDever in an amount equal to 17% of all issued and outstanding shares of capital stock of the Company. As a result of the merger between FUNDever and the Company, the convertible promissory note was converted and the note holders received an aggregate of 16,133,000 shares of the Company.

By the end of 2003, between FUNDever and its combined acquisitions, thousands of schools and nonprofits had enrolled in FUNDever's support programs. FUNDever rolled this combination into one portfolio and labeled its offering Year-Round Nontraditional Fundraising.

In January 2004, Schoolpop completed an asset acquisition, further penetrating the school and nonprofit market. It acquired certain assets and assumed certain liabilities of The National Scrip Center, Inc. ("NSC"), the Santa Rosa, California-based nonprofit company that founded the scrip industry in 1988. Pursuant to the purchase, Schoolpop agreed to pay approximately $200,000 in cash, subject to offsets of certain undisclosed liabilities and contingencies, agreed to a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers and agreed to assume approximately $1,266,000 owed to certain nonprofit creditors of NSC and approximately $244,166 owed for computer software and hardware. The preceding consideration is subject to further adjustment based upon the ascertainment of revised figures and facts regarding the on-going business. Subject to these adjustments and subsequent to the acquisition, the total amount owed to certain schools and other nonprofit customers has been revised downward to $1,019,111 and the amount of deferred payments on computer software has been revised downward to $27,106. We did not agree to assume liabilities to trade vendors or any other creditors of NSC.

In June 2004, we entered the back-to-school supply business through the acquisition of assets from One Stop School Shop, Inc. ("One Stop"), a provider of school supplies in which sales of the supplies generate funds for schools, targeting parents of school children. We paid: (i) $25,000 cash; (ii) 1,196,809 shares of common stock of the Company; and (iii) a contingent earn-out consisting of (a) 50% of the net profit in 2004 and (b) 10% of the net profit in 2005 generated from the school supply sales to be paid in cash and common stock of the Company. For the year ended December 31,2004, there was no net profit from the school supplies business; as a result no earnout was due for the period.

In September 2004, the Company, through a wholly-owned subsidiary, acquired the assets of Your Auction Stop, LLC, a provider of auction services for consigned merchandise through eBay, which also handled auction related services of our Auction & Earn program. Terms of the asset purchase agreement included: (i) $25,000 cash; (ii) the issuance of a $75,000 note payable; (iii) 588,235 shares of common stock of the Company; (iv) assumption of $40,626 of debt; and (v) the cancellation of money owed to the Company in the amount of $62,582. Two of our executive officers and directors, Messrs Paul Robinson and Stephen Avalone, were principal owners of the seller. The consideration received by Your Auction Stop, LLC was allocated such that Messrs Robinson and Avalone did not receive shares of common stock of the Company but received cash payments of approximately $18,375 and $10,938, respectively, during the year ended December 31, 2004. Messrs. Robinson and Avalone will receive their remaining allocable shares of the note payable in 2005 in the amount of $23,625 and $14,063, respectively. For information concerning our 2004 acquisitions, see Note 11 to "Consolidated Financial Statements."

OUR STRATEGY

The Company's corporate objective is to enhance stockholder value by growing revenue, increasing margins, providing earnings and positive cash flow.

To accomplish this objective the Company is changing the way schools and nonprofits raise money by changing the way parents and supporters make contributions. Traditional fundraising depends on students and parents selling commodities (such as candy, trinkets etc.) to multiple purchasers such as neighbors and friends. From this selling, schools and nonprofits earn a percentage of the retail price.

The Company's innovative approach is to leverage each parent's or supporter's buying power through their everyday purchases made from the Company's hundreds of name brand merchant participants. Each one of these everyday purchases contributes a percentage at no additional cost to the supporter to their school or nonprofit. In turn, the merchant receives loyal customers that will shop at their stores to support their school or nonprofit.

To further differentiate the Company's offering in the market, the Company is providing these "nontraditional fundraising" programs in a suite of synergistic "everyday shopping" programs that adhere to four main value propositions:

     1. Programs that leverage the upfront "get the word out" effort by generating year-round, recurring revenue streams for schools and nonprofits

     2. Offering supporters and parents "everyday" essential products they would normally purchase in the course of shopping for their families

     3. Providing these products at or below retail pricing by leveraging our merchant participants

     4. Delivering these programs to the schools or nonprofits in a suite that is synergistic, easy to launch and hassle free to administer. As a result of this approach, the school or nonprofit focuses its time and efforts on increasing participation with parents and supporters and spends little time managing the program operations.

In order to execute, we intend to: COMPLETE OUR PROGRAM OFFERINGS, BUILD OUR CUSTOMER BASE AND INCREASE OUR TECHNOLOGY COMPETENCIES.

WE EXPECT TO ACHIEVE GROWTH ORGANICALLY THROUGH MARKETING AND SALES AND ACCELERATE GROWTH POSSIBLY THROUGH ACQUISITIONS.

Our acquisition strategy is to acquire:

     o new synergistic programs that can be sold into existing or complimentary vertical markets;

     o incremental revenue streams through similar existing programs that require no additional overhead; and

     o complementary technology assets that enhance our technology platform and enhance our ability to deliver our products and services more effectively and efficiently.

DEVELOPMENT OF BUSINESS

Following its organization in 2002, FUNDever began test marketing of its educational software business. It also developed its basic business model, including the four value propositions described below under "Our Markets." In 2003 and 2004, FUNDever implemented its business strategy and completed the acquisitions referred to above, which now constitute the business of the Company.

OUR MARKETS

Our primary market is the approximately 88,000 elementary and middle schools in the United States, from which we have identified an estimated $6.9 billion addressable market opportunity. We identify this market as the nontraditional fundraising market. Schools are facing record budget deficits and are looking for incremental, easy to run, but financially significant funding programs to complement or replace traditional fundraising mechanisms. Our primary competitors are traditional fundraising programs which offer cookie dough, candy, novelties, jewelry and gift wrap that require students, parents, and supporters to sell and deliver products and use the schools as the primary cash handling, inventory management, distribution and customer service vehicle.

A secondary addressable market opportunity exists with nonprofits, which are facing similar budget cuts and volunteer constraints.

OUR PROGRAMS

The Company's nontraditional fundraising programs consist of the following:

Scrip & Earn. This is the Company's year-round offline shopping program. This program offers cash-equivalent gift cards, gift certificates and stored value purchase cards (collectively, "SVPs" or "scrip") that parents and supporters buy from schools or nonprofits and use in their daily purchases (groceries, gas stations, pharmacies, etc.). By using scrip instead of other payment methods, supporters earn a varying contribution percentage for their school or nonprofit. We purchase the scrip at a discount from face value direct from merchants, and then sell it to schools and nonprofits at a slight mark-up. In turn, the schools and nonprofits sell the scrip to parents and supporters at face value, earning the difference. We believe the merchants primarily participate in order to build loyalty by supporting causes important to their customers.

Our Scrip & Earn product offering includes a multi-merchant card provided by American Express Incentive Services, LLP ("AEIS"). This is the Persona Select card which is accepted at approximately 120 brand-name merchants as a gift card. We have the exclusive rights to this card for the nonprofit market. In 2004 we had additional products available to sell through our reseller agreement with AEIS. Those products included Encompass Select, Fill it Up and Be My Guest. As the result of an amendment to our reseller agreement which was finalized on April 5, 2005, we will be focusing all of our sales effort on the Persona Select card. (See "Liquidity and Capital Resources" section of MD&A for further discussion).

Revenue from our scrip business is high in relation to our other revenue sources, however, the gross margins are very low. Our business is focused on selling scrip of AEIS and approximately 150 other merchants. We have limited our merchant offerings in order to improve operating efficiencies and inventory management. The impact of limiting our merchant offerings will be that our anticipated revenue will be lower than the historical revenue generated from the assets we acquired from NSC in January 2004. We anticipate that this scrip revenue will increase in the long-term.

Shop & Earn. This is the Company's flagship online and offline, non-scrip offering, which lets parents and supporters purchase goods from brand name merchant participants online, at stores, or from catalogs and earn a varying contribution percentage back to the school or nonprofit of the person's choice.

Charge & Earn. A secondary shopping tool, a special private label Chase Visa(TM) card, allows purchasers to contribute one percent from every purchase placed on the card, and also provides a one-time activation bonus to the school or nonprofit of their choice. Additionally, as shoppers use their Schoolpop registered cards at participating merchant stores, the merchant contributes a varying percentage back to the school or nonprofit.

Learn & Earn. which includes discounted educational software, magazines and books. This program is offered online with offline supplements such as flyers. The school or nonprofit receives 25%-40% of the selling price, depending on the product purchased.

Supply & Earn. This is the program we anticipate to have the largest margins and is the "must have" program for the spring/summer season. It too provides contributions to schools. Typically, students returning to school are required to purchase supplies dictated by a teacher prepared list of required items. Parents typically obtain a list of specific supplies from the teacher and shop at multiple stores to purchase the products on the required list. Challenges to this approach include finding the specified products, the unavailability of some items, long lines and other shopping hassles. Schoolpop's Supply & Earn program will address these issues by providing the exact kits and products on the teacher lists and will customize the kits according to each school's requirements on all grade levels. We market and sell this program throughout the year, while the program launches and orders are received during the months of March through June. These kits will be packaged and shipped directly to student's home prior to the beginning of the school year. Our unique business model leverages the inventory, operations and logistics expertise of a major supply wholesaler so that the business will be fully scalable and will allow us to service a nationwide customer base effectively and efficiently. Most importantly, products will be sold at competitive prices equating to retail or below and the schools will receive a contribution equal to 10% of the purchases made by the students in their schools who participate in the program. We are currently negotiating a large purchase order from a major supermarket chain to purchase our school supply kits. Each kit sold by the chain would contain an insert to be completed by the kit purchaser to direct the Company to issue a payment to the school they choose representing a contribution in the amount of 10% of the purchase price of the kit.

Auction & Earn. This program is run in conjunction with eBay and allows parents and supporters to donate potentially valuable goods (at least $50 in value) and bring them to their school or nonprofit on "Auction Drop-Off Day." The donor receives a tax deduction form, and we clean, photograph, and list the item on eBay, manage the process and ship the item after sale. Post-sale, we pay up to 50% of the selling price to the donor's school or nonprofit.

SALES AND MARKETING

The primary distribution vehicle for these offerings is our telephone sales staff. The Company utilizes an inside sales team based at our Atlanta area headquarters, calling on an existing base of approximately 8,000 of our most active school and nonprofit clients. The primary objective is to leverage existing relationships with schools that are currently Shop & Earn customers and cross-sell to the existing school "champions," typically parent volunteers, additional programs. By doing so we can significantly increase the earning power of participating organizations. This makes our programs more meaningful and commands more attention from the participants as we increase our offerings. Secondary distribution includes partner selling, telemarketing and a direct sales force as well as direct marketing via email, direct mail, advertising and partner marketing. Our products and services can be purchased via an online shopping site at WWW.SCHOOLPOP.COM and also through catalogs and from merchant stores.

COMPETITION

Our product selection is categorized as nontraditional fundraising which includes new and innovative programs and is comprised of a cross section of the three types of school and nonprofit fundraising described below. Our competition consists of companies operating in these three primary segments of the school and nonprofit fundraising market.

Product Fundraising. This includes cookie dough, candy, novelties, jewelry, gift wrap, school supplies, software and magazines. We compete aggressively in the supplies business offering an innovative alternative to resource-intensive traditional supply programs and have an offering in software and magazines which are offered bundled together at a discounted price, effectively differentiating ourselves from individual product sales. In the supplies market we compete based on our unique distribution model, product brands and quality, the customization of supply kits by school and grade level as well as by shipping those kits directly to the student's homes. Scalability is derived from a unique relationship with a top supplies wholesaler. Products are name brand, top quality and are sold at or below retail prices found at retail supply stores. Primary competitors in this market are SchoolKidz and EPI. Other competitors include QSP, Great American, IFS, Sally Foster, Innisbrook Wraps as well as additional competition from national discount chains, supermarkets, drug stores and office supply chains that sell similar products.

Community Event Fundraising. This arena includes auctions, book-fairs, bake sales, school fairs, community dinners as well as other events. We compete in the auction business with our Auction & Earn program. Our program uses schools as the primary item drop off location and then, utilizing pre-printed shipping labels we provide, ships the items to our Norcross, Georgia fulfillment center. Typically our competitors build or lease retail space and ask supporters to drop the items off at the location. Competitors include Auction Drop and Door to Door Auctions.

Shopping-Based Fundraising. This includes credit card contributions, online shopping, and scrip or SVPs. In the credit card rebate market, we offer a private-label Chase Visa(TM) card under the Schoolpop brand, as previously described. In the online shopping market, Schoolpop offers a robust, easy to use shopping engine with access to over 380 brand-name merchants. In the scrip or SVP program, we are the exclusive carrier of the AEIS Persona Select card, offering variable contributions for everyday purchases from AEIS merchants. Other merchant-specific SVP offerings include Starbuck's, Home Depot, Blockbuster, and other brand-name, everyday shopping options. Principal competitors in this category include boxtops4education.com, managed by General Mills, schoolmall.com, schoolshare.com, and iGive.com. In the scrip market, primary competitors include Great Lakes Scrip and Scrip Advantage.

INTELLECTUAL PROPERTY

One of the attractive elements of our merger with FUNDever was our four existing United States patents. We have not used any of these patents in our business and on April 11, 2005, we sold the patents to NeoMedia Technologies, Inc. for $1,500,000 in cash plus royalties in the amount of 10% of the licensing fees generated by the purchaser during the next 10 years. As additional consideration for the sale, we retained the right to use the patents for our own use.

Our registered trademarks include Schoolpop, Technology 4 Kids Learn & Earn and You're Going to Buy Stuff Anyway...Make it Count. We have used the phrases Shop & Earn, Charge & Earn, Supply & Earn and Scrip & Earn and intend to apply for trademarks and servicemarks for them.

EMPLOYEES

We currently have 42 full-time employees, 13 of which are sales staff, seven of whom are customer service staff, and the remainder are administrative and technology staff.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our corporate headquarters are located in Duluth, Georgia, a suburb of Atlanta. We lease approximately 6,238 square feet of space in a five story office building, under a lease which expires in January 2010. The monthly cost is $9,357. Our auction warehouse facility is located in Norcross, Georgia and also acts as our scrip fulfillment center. There we lease approximately 6,000 square feet in a one-story office strip center at a cost of approximately $3,250 per month, which expires in February 2007. The Company also leases two separate office spaces in California for the technology staff and for the scrip customer service business. The technology staff, located in Redwood City, California, currently uses approximately 1,156 square feet of office space in a single-story office complex, under a lease which expires September 2006, with a monthly cost of $1,329. The scrip customer service operation, located in Santa Rosa, California, uses approximately 2,367 square feet of office space in a single-story office complex, under a lease which expires in April 2006. The monthly cost is $2,600. All of the offices we lease are in good condition. Upon expiration of the leases, we do not anticipate any difficulties in renewing any of the leases or obtaining new space without material increases in our cost.

ITEM 3.  LEGAL PROCEEDINGS.

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop agreed to indemnify FUNDever for any damages incurred with regard to this action. Management has settled the Albertson's litigation for $300,000, of which $20,000 was paid upon execution of the final settlement agreement in August 2004, and $5,000 being paid monthly over 56 months. FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. As of December 31, 2004, $260,000 was due to Albertson's. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed and as of December 31, 2004, $119,540 in recovery had been recognized.

Honey Baked Ham, Inc. and Gerard, Inc. filed an action in February 2004 against Schoolpop in the Superior Court of California, County of Sonoma. The plaintiffs are seeking to recover approximately $140,000 in damages for alleged violations of the unfair competition law of California, conversion and unjust enrichment as a result of Schoolpop's January 2004 purchase of scrip assets from The National Scrip Center, Inc. ("NSC"). The plaintiffs alleged that NSC had the inventory on consignment, did not pay for it, and transferred the inventory to Schoolpop, as an alter ego of NSC, without any consideration. On April 1, 2005, Honey Baked Ham notified Schoolpop of its intention to amend its complaint to add a claim under the California Bulk Sales Law. Schoolpop's defense is that it paid fair consideration for the purchase of the gift certificates as an arms-length purchaser without any knowledge of an adverse claim, and that the California Bulk Sales Law does not apply to the transaction. Management believes that

Schoolpop should not be held liable for the obligations of NSC to the plaintiffs. A mediation conference is scheduled for April 2005. Management cannot predict the potential outcome of the mediation conference or the action and therefore, no accrual for this potential liability has been recorded in these consolidated financial statements.

In March 2004, The Cheesecake Factory Restaurants, Inc. ("Cheesecake Factory") filed an action against Schoolpop alleging that Schoolpop was liable for a contractual obligation of NSC to Cheesecake Factory in the approximate amount of $40,000. Schoolpop acquired no inventory of Cheesecake Factory from NSC and did not agree to assume any obligations of NSC to Cheesecake Factory in connection with the purchase from NSC. Schoolpop settled the action for a nominal amount in November 2004 without an admission of liability.

On June 21, 2004, Mary Elizabeth Doherty, a spouse of a former employee of Schoolpop, filed an action against Schoolpop in the United States District Court for the Northern District of California alleging failure to pay ERISA benefits, breach of contract, breach of fiduciary duty under ERISA and violation of
Section 502(a)(3) of ERISA. The plaintiff has alleged that she is entitled to benefits under the Schoolpop's life insurance and accidental death policy and is seeking to recover damages in the amount of $200,000 plus interest, resulting from her husband's fatal automobile accident. The subject plan contains an exclusion for benefits when the death is a result of participation in a felony and Schoolpop understands that the felony exclusion should apply, since Mr. Doherty's automobile accident was alcohol-related. However, the plaintiff contends that the exclusion should not apply because the plaintiff's husband was not provided with a summary plan description setting forth the felony acts exclusion. Schoolpop was dismissed with prejudice as a party to the action in October 2004.

Standard Insurance Company ("Standard") was Schoolpop's insurance carrier who is also a defendant in the action by Ms. Doherty. Standard has not been dismissed. On March 22, 2005, Standard filed a third-party complaint against Schoolpop for violation of ERISA and breach of contract. Schoolpop has not yet been served with the complaint. Standard's complaint alleges that Schoolpop failed to provide the plaintiff's husband with the summary plan description setting forth the felony acts exclusion. Standard's claim is based on Schoolpop's status as designated ERISA plan administrator and on Standard's interpretation of a purported indemnification clause in the plan policy. Standard's complaint seeks indemnification by Schoolpop against damages arising from Schoolpop's alleged failure to provide notice of the felony acts exclusion to its chief executive officer. Litigation counsel for the Company has advised the Company that it believes the underlying claims are without merit since (i) the plaintiffs husband, as chief executive officer of Schoolpop, should reasonably have been aware of the felony acts exclusion; and (ii) there is no causation between any failure by Schoolpop to provide the plaintiffs husband with a summary plan description setting forth the felony acts exclusion and the damages suffered by the plaintiffs husband. Because litigation counsel for the Company does not believe liability is probable, no accrual for this potential liability has been recorded in our consolidated financial statements. However, discovery on the indemnity claim has not begun. Based on a preliminary analysis, it is possible that Schoolpop could be found liable on the indemnity claim if it is found that Schoolpop did not distribute Standard's summary plan description. If Schoolpop is liable for indemnity, it would be liable at least for Standard's reasonable attorneys' fees. We have no way of knowing what those fees would be at this early stage of litigation.

At the time that Schoolpop purchased the scrip assets from NSC, it was represented by NSC that the assets were free and clear of all liens and encumbrances. Shortly after the closing, it was learned that the primary lender of NSC had a lien on all of NSC's assets, including those purchased by Schoolpop. Shortly after the closing, the lender verbally agreed to release the security interest, but due to intervening events, including a bankruptcy proceeding filed against NSC, has not yet fulfilled its agreement. We have been in continuing discussions with the lender and hope to have the encumbrance released. Litigation counsel to the Company has advised us that the lender should not prevail should it attempt to enforce its security interest; nevertheless, if the lender should attempt to enforce its security interest and is successful, the Company could be required to compensate the lender to the extent of the value of the purchased scrip assets which cost may be material. No accrual for this potential liability has been recorded in our consolidated financial statements as the chances of the lender seeking to enforce its security interest or any potential recovery in seeking to enforce its security interest would be remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock which trades on the Over-the-Counter Bulletin Board under the symbol "LYLP." Prior to July 25, 2003, our common stock traded on the Nasdaq Small Cap Market.


                                                   HIGH           LOW
                                                 --------      --------
FISCAL YEAR ENDING DECEMBER 31, 2004
First Quarter                                    $   0.39      $   0.12
Second Quarter                                       0.33          0.13
Third Quarter                                        0.28          0.14
Fourth Quarter                                       0.18          0.08
FISCAL YEAR ENDING DECEMBER 31, 2003
First Quarter                                    $   0.20      $   0.10
Second Quarter                                       0.37          0.11
Third Quarter                                        0.43          0.12
Fourth Quarter                                       0.25          0.13

HOLDERS

As of March 18, 2005, there were 268 holders of record of our common stock and approximately 3,300 beneficial owners. In addition, there are three shares of super voting Series A preferred stock outstanding that entitle the holder to 346,766 votes, which vote together with the common stock.

DIVIDEND POLICY

In connection with the FUNDever merger, the Company (i) paid a cash dividend to the Company's stockholders of approximately $0.05 per share, (ii) paid a stock dividend to the Company's stockholders of approximately 0.429 additional shares per share of the Company's common stock, and (iii) declared a second cash dividend to stockholders of approximately $0.03 per share which was paid in August 2004.

Currently, we intend to retain future earnings in order to finance the growth and development of our business and do not anticipate declaring dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2004, we issued the following shares of our common stock which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933. Issuances which were included in previous quarterly reports on Form 10-QSB have not been included.

In January and February 2004, the Company issued 19,143,284 shares of common stock in exchange for loans outstanding, plus accrued interest, in the amount of $1,763,513. Also in January 2004, the Company issued 216,152 shares of common stock valued at $32,200 to individuals for services provided.

On April 1, 2004, the Company entered into an Agreement with ROI Group Associates, Inc. for investment advisory services. In addition to monthly cash payments, the Company was obligated to issue 541,981 shares of its common stock valued at $108,596, which were issued in October 2004.

In June 2004, the Company issued 14,290 shares of common stock for proceeds of $1,800 in connection with the exercise of stock options.

In June 2004, the Company issued 1,196,809 shares of common stock to One Stop School Shop, Inc. in consideration for purchasing its assets.

In September 2004, the Company issued 588,235 shares of common stock to Your Auction Stop, LLC. In consideration for purchasing its assets.

In August 2004, the Company reached agreements with two law firms to issue 153,846 shares of common stock, valued at $20,000, and 115,385 shares of common stock, valued at $15,000, in lieu of cash payment due for services rendered.

In November 2004, we issued 659,244 shares of common stock in exchange for a note payable, plus accrued interest, in the amount of $85,702.

PURCHASES OF EQUITY SECURITIES.

During the quarter ended December 31, 2004, we did not purchase any of our equity securities, nor did any person or entity purchase any equity securities on our behalf.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related footnotes included herein. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Risk Factors Relating to Our Business and Our Common Stock." We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

From 1999 through 2003, we invented, developed and obtained patents for wireless Internet software with applications for online shopping. Revenue from this business was limited and decreased through 2002. In 2003, this business generated no revenue. Pursuant the reverse merger in February 2004, our business became that of FUNDever and discussion of the operating results for 2004 and 2003 and cash flow are those of FUNDever and its subsidiaries.

As explained in Note 1 to the Consolidated Financial Statements, the merger through which FUNDever became a wholly-owned subsidiary of the Company has been treated as a reverse merger and the historical financial statements contained in this report are those of FUNDever. FUNDever has grown significantly through acquisitions. These acquisitions affect a comparison of our results of operations for the periods ended 2004 versus 2003. The table below reflects the length of time each of our principal operating subsidiaries and business units operated during the comparable 12-month periods ended December 31, 2004 and 2003.

Approximate number of months each principal subsidiary or business unit is included in operating results:


                                                  ------------------------
                                                         Year Ended
                                                         December 31,
                                                  ------------------------
                                                     2004           2003
                                                     ----           ----
                  FUNDever                           12              12
                  Schoolpop                          12               5
                  Scrip Business                     11.7             0


Our primary revenue results from our sale of scrip which generates substantial revenue but has very low margins. Since we purchased our scrip business in January 2004, our revenue grew dramatically.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. The following are our principal accounting estimates.

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

Goodwill. Goodwill is tested annually for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. When these estimates change we are required to record impairment charges against these respective assets. For the 12-months ended December 31, 2003, we recognized an impairment loss of $772,729 resulting from the Techonology4Kids, LLP asset purchase. See Note 1 to "Consolidated Financial Statements."

Contingencies and litigation. We are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows. See Item 3 "Legal Proceedings."

In December 2004, the FASB issued Statement No. 123(R) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123(R) is effective for financial statements of small business issuers such as the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company may reduce its reliance on issuing stock options and begin to use other stock based compensation. The exact nature of future compensation awards will be determined by our Compensation Committee. The Company has not determined what the potential impact of adopting FASB Statement No. 123(R) will have on its future financial position, results of operations or cash flows. We believe that adoption will result in a change to earnings and therefore reduce net income or increase net loss recognized in the financial statements of the Company. Although our adoption of SFAS 123(R) may have a material impact on our financial position and results of operations, we are still evaluating the potential impact from the adoption of this statement. See Note 1 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net revenue for the years ended December 31, 2004 and 2003:

        (Amounts in thousands, except per share data)               December 31,
                                                     ------------------------------------------
                                                             2004                   2003
                                                     -------------------    -------------------
        Net revenue                                  $ 64,743    100.0%     $  1,772     100.0%
        Gross profit                                    1,756      2.7%          715      40.3%
        Operating expenses                              8,665     13.4%        8,034     453.4%
                                                     --------   ------      --------   -------
        Net loss                                     $ (6,594)   (10.2)%    $ (7,850)   (443.0)%
                                                     ========   ======      ========   =======
        Loss per share, basic and diluted            $  (0.10)              $  (0.27)
                                                     ========               ========

Revenues
--------

Our revenue for the year ended December 31, 2004, was $64,743,945 compared to revenue of $1,772,249 for the same period in 2003. This increase is primarily attributable to Schoolpop's acquisition of assets from NSC on January 9, 2004, which accounted for approximately 95% of our revenue during the year ended December 31, 2004.

Cost of Revenues
----------------

Our cost of revenues for the year ended December 31, 2004, was $62,988,028 compared to $1,056,862 for the same period in 2003. This increase is primarily attributable to the acquired operation of the scrip business. The scrip business generates lower gross margins, or conversely higher cost of revenues, than our other businesses. The scrip business gross margin for the period ended December 31, 2004 was approximately 1.43%, compared to the Company's other product lines, which averaged approximately 42%.

Operating Expenses
------------------

Our operating expenses for the years ended December 31, 2004 and 2003 were $8,664,797 and $8,033,602, respectively, an increase of $631,195 or 8%. The primary reasons for this were an increase in salaries of $1,817,801 and an increase in selling, general and administrative expenses of $ $1,775,215. Both of these increases were a result of the acquisitions completed during 2004 and the merger and related SEC filing requirements of becoming a publicly-reporting company, which led to an increase in staffing levels, an increase in overhead related to the staffing levels, and an increase in legal and accounting fees.

These increases were partially offset by a decrease in stock based compensation of $2,367,172 or 59%, from $4,014,013 in 2003 to $1,646,841 in 2004. In 2003,
FUNDever issued stock grants and bonuses to employees in order to attract and retain quality personnel and was also able to satisfy certain obligations with stock in lieu of cash payments.

For the years ended December 31, 2004 and 2003, depreciation and amortization expense increased by $178,080, or 84%, to $390,730 from $212,650. This is due to the additions to fixed and intangible assets associated with the 2003 acquisitions, and those results being included for a full 12 months in 2004.

Other Income (Expense)
----------------------

The Company recognized $315,101 in other income during the year ended December 31, 2004, compared to other expense of $531,559 recognized in 2003. The largest component of other income was the extinguishment or expiration of certain liabilities totaling $421,122. An additional component of other income was the receipt of $225,000 in a favorable settlement of patent infringement litigation brought by the Company in defense of its patents. These items were partially offset by a loss on the sale of equipment of $45,714, a loss of $130,647 recognized on the sale of marketable securities and by interest expense, net. Interest expense, net for the year ended December 31, 2004 was $154,660, a $382,287, or 71%, decrease from the $536,947 for 2003. This is a result of the reduction in notes payable of $1,459,753, due primarily to our ability to convert approximately $1,767,000 of notes payable to common stock, and a reduction of deferred debt issuance costs from $410,820 recognized in 2003, compared to $31,535 recognized in 2004.

Net Loss
--------

Our net loss for the year ended December 31, 2004 was $6,593,779 compared to $7,849,774 for the same period in 2003, a decrease of $1,255,995, or 16%. The decrease in the net loss was attributable to an increase in gross profit of $1,040,530, partially offset by the increase in operating expenses of $631,195, and the increase in other income (expense) of $846,660 described in the paragraph above.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, we used $3,672,148 in cash for operations compared to $1,577,775 for the same period in 2003, an increase of $2,094,373 or 133%. The year over year change is primarily attributable to the use of non-cash, stock based compensation in 2003 being replaced by salaries in 2004.

For the year ended December 31, 2004, net cash provided by investing activities was $696,995 compared to $87,565 for the corresponding period in 2003. The purchase of fixed assets and additions to leasehold improvements used $92,349 in 2004, while the acquisition of assets used $50,000. See Note 11 to the "Consolidated Financial Statements." These uses were offset in 2004 by $629,617 in cash received in the FUNDever merger and $209,727 in net proceeds from the sale of marketable equity securities.

For the year ended December 31, 2004, net cash provided by financing activities was $3,817,086 compared to $1,725,303 in the same period for 2003, an increase of 121%. Net proceeds from the issuance of Series B preferred stock in 2004 were $3,906,924, partially offset by the net payments on loans and capital leases of $91,638. See Note 7 and Note 8 to the "Consolidated Financial Statements."

We have historically generated insufficient cash flow from operations to cover operating expenses. We have raised additional capital through commercial bank loans and private investors in order to meet our operating capital needs. We have also been able to obtain capital through the acquisition of companies and assuming the cash and cash equivalent balances of those companies. The Company gives no assurances that it will be able to obtain adequate capital resources in the future on acceptable terms and conditions.

At April 11, 2005, we had approximately $1,966,000 in cash, which is approximately $ 885,000 more than at December 31, 2004. This increase in cash on hand is attributable to the sale of our patents for $1,500,000 in cash.

We currently have an existing revolving credit facility with Shelby County Bank in the amount of $860,000, of which approximately $270,000 is available to draw. The line bears interest at the floating rate of prime plus 0.5% per annum, and is payable on demand, and, if no demand is made, then monthly payments of accrued interest. The line of credit expires in May 2005. This credit facility is secured by all of LoyaltyPoint's accounts receivable, inventory and equipment. Messrs. Paul Robinson, our Chief Executive Officer and Chairman of our board of directors, Stephen Avalone, our Chief Marketing Officer and a director, and Robert Scellato, a director, have guaranteed the line of credit. Upon resolution by our board of directors, $430,000, including the approximately $270,000 currently available of the line, may be used only to finance our purchase of scrip inventory. There is no assurance that this line of credit will be renewed or extended in May 2005, which would place the Company in default of this debt and would limit our ability to secure scrip inventory.

We also have a term loan outstanding, in the amount of $1,000,200, payable to Mr. Scellato. This loan bears interest at the floating rate of prime plus 1.5% per annum. We make monthly payments of accrued interest only, with the principal balance due in quarterly installments of $250,000, plus interest, beginning in March 2006. The loan is secured by all of Schoolpop's inventory, chattel paper, accounts, equipment and general intangibles. See Item 9. "Certain Relationships and Related Transactions."

In connection with the acquisition of assets from Schoolcash (see Note 11 to the Consolidated Financial Statements) we issued a $250,000 note payable to the sellers secured by all of FUNDever's assets. This loan bears interest at 12% per annum. Principal and accrued interest due under this note is payable in 23 monthly installments, beginning with 7 monthly installments of $6,000, including interest, starting in November 2004, and then monthly installments of $16,010, including interest, for the remaining 16 months.

In connection with the acquisition of assets from NSC, we initially agreed to pay the sellers $200,000 three days after closing. However, this payment is subject to offsets, pursuant to the asset purchase agreement, and payments have been delayed until a full measurement of the offsets can be determined. We also agreed with NSC to attempt to satisfy certain obligations to schools and nonprofits, however, that obligation has been satisfied in part and the remainder has expired. We are uncertain of the impact of the NSC bankruptcy proceedings.

Pursuant to our exclusive reseller agreement with AEIS, we were required to pay a total of $1,250,000 over a five year period commencing March 15, 2005. However, on April 5, 2005 we amended our reseller agreement with AEIS which reduced the $1,250,000 exclusivity fee to $125,000 paid in nine monthly installments beginning April 30, 2005, and limited our product offering to the "Persona Select" card.

As described below, under "Going Concern Qualification", our financial statements have been prepared on a going concern basis. Our plan of operation is described there as well. As we discuss above, excluding the one-time receipt of $1,500,000 from our sale of our patents, our liquidity has further eroded since December 31, 2004 as our cash balances have shrunk and we have borrowed additionally under our line of credit. A key aspect of our plan is to generate more higher margin business. In line with that goal, we are currently negotiating the terms of a large purchase order from a major supermarket chain for the sale of school supplies.

As discussed in Item 3. "Legal Proceedings," we are engaged in litigation which could have a material adverse effect upon our future liquidity.

By December 31, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to incur material costs in 2006 in meeting this requirement.

Historically, the Company's largest capital expenditures have been for computer and networking equipment; software licenses and software development; and the installation and implementation costs associated with this equipment and software. Due to the amounts that have been invested by the former management of the companies that have been acquired, we do not anticipate any material capital expenditures in the foreseeable future.

OFF-BALANCE SHEET COMMITMENTS

In the NSC transaction, we also agreed to pay in the form of credits toward future orders approximately $1,266,000 to schools and nonprofits. Our agreement to assume these liabilities contemplated a continuation of continued scrip business from these customers. Following the NSC acquisition, we learned that many of the schools and nonprofits ceased purchasing NSC scrip, while others purchased only AEIS products. We engaged in discussions with the schools and nonprofits previously serviced by NSC offering to provide a credit to them in exchange for future business. We are uncertain of the full extent to which we will be successful in this regard.

Pursuant to the acquisitions completed in 2003 and 2004, we have entered into earn-out agreements with the respective sellers which obligate the Company to make payments to the sellers, based upon a certain percentage of future revenue or profitability. Under GAAP, the payments associated with the earn-outs are recognized as a current period expense when earned, or as an addition to the purchase price, depending on the circumstances. There are no minimum amounts associated with the earn-outs, so if the businesses fail to generate any future revenue, then we would be under no obligation to make any payments to the sellers.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123(R) which addresses the accounting for stock-based payment transactions in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. This standard eliminates use of APB 25 and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement

123(R) is effective for financial statements of small business issuers such as the Company in the first interim or annual reporting period beginning after December 15, 2005. Pro forma disclosures regarding the effect on the Company's net loss and loss per common share in 2004 and 2003, had the Company applied the fair value method of accounting or share-based compensation as prescribed by SFAS123, are contained in the "Stock-based compensation" section of Note 1.

GOING CONCERN QUALIFICATION

The financial statements of the Company for the years ended December 31, 2004 and 2003 were prepared on the going-concern basis. For the years ended December 31, 2004 and 2003, the Company incurred net losses of $6,593,779 and $7,849,774, respectively, had a working capital deficit of approximately $1,923,000 at December 31, 2004, and had a stockholders' equity deficiency of approximately $983,000 at December 31, 2004. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will generate working capital sufficient to remain operational by emphasizing generating revenue from higher margin products and that it can obtain additional financing if necessary, although such financing will be very dilutive to existing stockholders. There can be no assurances that the Company will be successful in meeting these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our strategy including the consummation of additional acquisitions, modifications to the NSC and the AEIS agreements, our future scrip revenue, outcome of our pending litigation, our liquidity, our achieving positive cash flow and obtaining future financing. Additionally words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, raising of additional capital, the future price of our stock, the Company's ability to integrate its technology into its business model, its ability to manage its anticipated growth, resolving contractual issues and its ability to maintain its intellectual property. Further information on the Company's risk factors is or will be contained in the Company's other filings with the Securities and Exchange Commission.

RISK FACTORS RELATING TO OUR BUSINESS AND OUR COMMON STOCK

Investing in our common stock involves a high degree of risk. These risk factors include the following as well as those contained above.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

We have incurred losses in every year since our inception. As of December 31, 2004, we had an accumulated deficit of $18,863,016. Although we expect to generate positive cash flow from operations in the future, there are no assurances we will meet this expectation. Unless we generate profitable operations, we may not be successful and your investment could be lost.

IF WE FAIL TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT OPERATIONS.

The Company has historically generated losses from operations and may require additional funding in the future to maintain the operations. There are no assurances that we will be able to do so depending on market and other conditions. If we are unsuccessful, the Company may not be able to sustain operations.

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

WE HAVE GROWN RAPIDLY SINCE 2003, AND OUR GROWTH HAS PLACED, AND IS EXPECTED TO CONTINUE TO PLACE, SIGNIFICANT DEMANDS ON US.

Beginning in 2003, we have grown rapidly through acquisitions and are looking to complete additional acquisitions. Businesses that grow rapidly often have difficulty managing their growth. This rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth, particularly with the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our growth. Our failure to meet these challenges could materially impair our business.

OUR OPERATING RESULTS CAN BE EXPECTED TO FLUCTUATE FROM PERIOD TO PERIOD.

Our business is seasonal and our operating results can be expected to fluctuate from period to period. In 2004, we generated 35% of our total revenue and 53% of our total gross profit in the fourth quarter, driven by the holiday season shopping patterns of our registered supporters. In 2005, we anticipate that the fourth quarter will continue to reflect our seasonality from our business. Additionally, we expect that our revenue may be lower in the summer months. Our varying periodic results may cause the drop of our common stock price if investors react to our reporting operating results which are less favorable than in a prior period or than those anticipated by investors or the financial community generally.

ANY LIABILITY AS WELL AS LITIGATION COSTS RELATED TO THE ONGOING LITIGATION INSTITUTED AGAINST US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We are involved in litigation including a lawsuit brought by a creditor of NSC. In addition, our insurance carrier has demanded indemnification by us in connection with a lawsuit brought by the spouse of a former Schoolpop employee. Any liability as well as litigation costs related to ongoing litigation instituted against us could have a material adverse effect on our results of operations and financial condition.

IF WE LOSE THE SERVICES OF OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT QUALIFIED STAFF, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our success is dependent upon the performance, contributions and expertise of our senior management team, including, among others, Paul Robinson, Stephen Avalone and Jeffrey S. Benjamin. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

OUR DIRECTORS CONTROL A SIGNIFICANT AMOUNT OF OUR OUTSTANDING VOTING POWER, WHICH MEANS THAT THEY MAY STOP A THIRD PARTY FROM ACQUIRING US EVEN IF IT IS IN THE BEST INTEREST OF OUR STOCKHOLDERS.

Our directors control approximately 28% of our outstanding voting power. As a result, they may be able to exercise control over all matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. Additionally, their voting control can have the effect of delaying or preventing a change of control, whereby such change of control may be beneficial to our stockholders.

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

SINCE OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES, YOU MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING THEM.

The Securities and Exchange Commission ("SEC") has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenue, and/or stock prices fall below minimal thresholds. Since we are subject to these rules, our common stock is deemed a "penny stock." The penny stock rules limit the ability of a broker to solicit purchasers which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These additional requirements may hinder your ability to sell your common stock.

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

SINCE WE INTEND TO RETAIN ANY EARNINGS FOR DEVELOPMENT OF OUR BUSINESS FOR THE FORESEEABLE FUTURE, YOU WILL LIKELY NOT RECEIVE ANY DIVIDENDS

We do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM 7.  FINANCIAL STATEMENTS.

See pages F-1 through F-31 beginning after page 28.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Kaufman Rossin & Co., P.A., who had been engaged as the Company's principal independent accountants since June 25, 2002, was dismissed on June 15, 2004. Kaufman Rossin & Co., P.A.'s reports on the Company's consolidated financial statements during the two-year period ended December 31, 2003 did not contain an adverse opinion or disclaimer opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the two-year period ended December 31, 2003, and the subsequent interim period preceding such dismissal, the Company did not have any disagreements with Kaufman Rossin & Co., P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kaufman Rossin & Co., P.A., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

On June 15, 2004, we engaged Marcum & Kliegman LLP as our independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2004. The decision to change our independent accountants from Kaufman Rossin & Co., P.A. to Marcum & Kliegman LLP was made by our board of directors.

On October 15, 2004, the Company's board of directors authorized the dismissal of Marcum & Kliegman LLP, which had been engaged as our principal independent accountants since June 15, 2004. Marcum & Kliegman LLP did not audit or issue any reports on the Company's consolidated financial statements during the two-year period ended December 31, 2003. Marcum & Kliegman LLP did audit the consolidated financial statements of our subsidiary, FUNDever, Inc., for the year ended December 31, 2003 and the period from January 22, 2002 (inception) to December 31, 2002, and that report did not contain an adverse opinion or disclaimer opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles, other than a modification as to an uncertainty regarding the ability of the Company to continue as a going concern. During the period from June 15, 2004 through the date of dismissal, we did not have any disagreements with Marcum & Kliegman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

On October 15, 2004, we engaged Tauber & Balser, P.C. as the Company's independent registered public accounting firm to audit the Company's consolidated financial statements for the year ending December 31, 2004. The decision to change our independent accountants from Marcum & Kliegman LLP to Tauber & Balser, P.C. was made by our board of directors.

ITEM 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 13. EXHIBITS.

         (a) EXHIBIT INDEX

Exhibit Number    Description
--------------    ------------
2.1               Agreement and Plan of Merger (1)
2.2               Asset Purchase Agreement with YAS (6)
2.3               Asset Purchase Agreement with One Stop School Shop, Inc.
3.1               Amended and Restated Certificate of Incorporation (2)
3.3               Amendment to Amended and Restated Certificate of
                  Incorporation (6)
3.4               Certificate of Designation (6)
3.5               Certificate of Correction to Certificate of Designation (6)
3.6               Amended and Restated Bylaws (2)
3.7               First Amendment to Amended and Restated Bylaws (5)
4.1               Form of Common Stock Certificate
4.2               Form of Series B Preferred Stock Certificate
10.1              Employment Offer for Jeffrey Benjamin
10.2              Summary of Employment Agreement with Paul Robinson
10.3              Summary of Employment Agreement with Stephen Avalone
10.4              Agreement between Schoolpop and The National Scrip Center,
                  Inc. (3)
10.5              Note with Robert Scellato (3)
10.6              Security Agreement with Robert Scellato (3)
10.7              Service Agreement between Schoolpop and ROI Group Associates,
                  Inc. (4)
10.8              AEIS Stock Purchase Agreement (6)
10.9              AEIS Reseller Agreement (6)
10.10             Amended AEIS Reseller Agreement (6)
10.11               Second Amended AEIS Reseller Agreement (9)
10.12             Stock Purchase Agreement - Series B Preferred Stock (6)
10.13             Investor Rights Agreement - Series B Preferred Stock (6)
10.14             Settlement and General Release Agreement with
                  PriceGrabber.com (7)
10.15             Addendum to Settlement and General Release Agreement with
                  PriceGrabber.com (7)
10.16             LoyaltyPoint, Inc. 2004 Stock Plan
10.17             Form of LoyaltyPoint, Inc. Non-Qualified Stock Option
                  Agreement
10.18             Form of LoyaltyPoint, Inc. Incentive Stock Option Agreement
10.19             Settlement Agreement and Mutual Release with USA Direct, Inc.
10.20             Purchase Orders (8)
21                Subsidiaries
23.1              Consent of Tauber & Balser, P.C.
23.2              Consent of Marcum & Kliegman, LLP
31.1              Certification of CEO
31.2              Certification of CFO
32.1              Section 1350 Certification of CEO
32.2              Section 1350 Certification of CFO

---------------
(1)   Contained in Form 8-K filed on February 11, 2004.
(2)   Contained in Form 8-K filed on March 4, 2004.
(3)   Contained in Form 10-QSB filed on June 18, 2004.
(4)   Contained in Form 10-QSB filed on August 16, 2004.
(5)   Contained in Form 8-K filed on October 1, 2004.
(6)   Contained in Form 10-QSB filed on November 16, 2004.
(7)   Contained in Form 8-K filed on March 1, 2005.
(8)   Confidential Treatment Request filed with this Report.
(9)   Contained in Form 8-k filed on April 6, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of April 2005.


                                       LoyaltyPoint, Inc..


                                       By: /s/ Paul Robinson
                                           -------------------------------------
                                          Paul Robinson, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                             DATE
----------                      -----                             ----


/s/ Paul Robinson               Chairman of the Board            April 13, 2005
------------------------          of Directors
Paul Robinson

/s/ Jeffrey S. Benjamin         Chief Financial Officer and      April 13, 2005
------------------------          Principal Accounting Officer
Jeffrey S. Benjamin

/s/ Stephen Avalone             Director                         April 13, 2005
------------------------
Stephen Avalone

/s/ Robert Scellato             Director                         April 13, 2005
------------------------
Robert Scellato

/s/ Jerry Malec                 Director                         April 13, 2005
------------------------
Jerry Malec

/s/ James Ernest Riddle         Director                         April 13, 2005
------------------------
James Ernest Riddle
/s/ John C. Colligan            Director                         April 13, 2005
------------------------
John C. Colligan

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                   F-1

Report of Independent Registered Public Accounting Firm                   F-2

Conolidated Balance Sheet as of December 31, 2004                         F-3

Consolidated Statements of Operations for the years
  ended December 31, 2004 and 2003                                        F-5

Consolidated Statements of Stockholders' Deficiency
  for the years ended December 31, 2004 and 2003                          F-6

Consolidated Statements of Cash Flows for the years
  ended December 31, 2004 and 2003                                        F-7

Notes to Consolidated Financial Statements                             F-9 - F31

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
LoyaltyPoint, Inc.

We have audited the accompanying consolidated balance sheet of LoyaltyPoint, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LoyaltyPoint, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tauber & Balser, P.C.
Atlanta, Georgia
March 4, 2005  (except for Note 15,
as to which the date is April 11, 2005)




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
LoyaltyPoint, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of LoyaltyPoint, Inc. and Subsidiaries (formerly FUNDever, Inc and Subsidiary) (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, consolidated results of operations and consolidated cash flows of LoyaltyPoint, Inc. and Subsidiaries (formerly FUNDever, Inc and Subsidiary) for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, negative cash flows from operations, and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman llp

New York, New York
June 11, 2004

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS

CURRENT ASSETS
     Cash                                                     $1,080,729
     Accounts receivable, net of allowance of $89,023            686,570
     Inventory, net                                            1,544,071
     Prepaid expenses and other current assets                   189,067
                                                              ----------

         TOTAL CURRENT ASSETS                                  3,500,437
                                                              ----------

PROPERTY AND EQUIPMENT, NET                                      339,432
                                                              ----------

OTHER ASSETS
     Goodwill                                                  1,516,717
     Intangible assets, net                                      622,879
     Due from related party                                      180,460
     Deposits                                                     24,256
                                                              ----------

         TOTAL OTHER ASSETS                                    2,344,312
                                                              ----------


         TOTAL ASSETS                                         $6,184,181
                                                              ==========

                 See notes to consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable - trade                                   $  1,861,459
     Accounts payable - school rebates                             1,425,199
     Accrued expenses                                              1,427,997
     Line of credit                                                  430,000
     Current portion of capital lease obligations                     23,334
     Current portion of note payable                                 117,338
     Current portion of notes payable -
       stockholders and related parties                              121,935
     Other current liabilities                                        16,154
                                                                ------------

         TOTAL CURRENT LIABILITIES                                 5,423,416
                                                                ------------

LONG-TERM LIABILITIES
     Deferred revenue                                                 72,092
     Capital lease obligations less current portion                   43,901
     Note payable less current portion                               135,983
     Notes payable - stockholders and related parties
       less current portion                                        1,019,394
     Other liabilities                                               472,101
                                                                ------------
         TOTAL LONG-TERM LIABILITIES                               1,743,471
                                                                ------------

         TOTAL LIABILITIES                                         7,166,887
                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred stock; 50,000,000 shares authorized:
       Series A preferred stock; $.001 par value;
         3 shares issued and outstanding                                  --
       Series B convertible preferred stock;
         $.001 par value; 30,769,231
         shares issued and outstanding                                30,769
     Common stock; $.001 par value; 200,000,000 shares
        authorized, 103,451,769 shares issued and outstanding        103,451
     Additional paid-in capital                                   17,839,484
     Deferred compensation                                           (93,391)
     Accumulated deficit                                         (18,863,016)
                                                                ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                             (982,705)
                                                                ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                             $  6,184,181
                                                                ============

                 See notes to consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                    2004            2003
                                                ============    ============

REVENUES                                        $ 64,743,945    $  1,772,249
COST OF REVENUES (EXCLUDING
  DEPRECIATION AND AMORTIZATION
  SHOWN SEPARATELY BELOW)                         62,988,028       1,056,862
                                                ------------    ------------
         Gross Profit                              1,755,917         715,387
                                                ------------    ------------

OPERATING EXPENSES
     Salaries and wages                            3,125,050       1,307,249
     Stock based compensation                      1,646,841       4,014,013
     Selling, general and
       administrative expenses                     3,502,176       1,726,961
     Depreciation and amortization                   390,730         212,650
     Impairment - intangibles                             --         772,729
                                                ------------    ------------
       Total Operating Expenses                    8,664,797       8,033,602
                                                ------------    ------------
       Net Operating Loss                         (6,908,880)     (7,318,215)
                                                ------------    ------------

OTHER INCOME(EXPENSE)
     Gain on extinguishment of accrued
       expenses and capital lease obligations        421,122              --
     Legal settlement                                225,000              --
     Other income                                         --           5,388
     Loss on sale of equipment                       (45,714)             --
     Loss on sale of marketable securities          (130,647)             --
     Interest expense, net                          (154,660)       (536,947)
                                                ------------    ------------
       Total Other Income (Expense)                  315,101        (531,559)
                                                ------------    ------------
NET LOSS                                        $ (6,593,779)   $ (7,849,774)
                                                ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
     Net Loss                                   $ (6,593,779)   $ (7,849,774)
     Add beneficial conversion feature of
       Series B Preferred Stock                    2,769,231              --
                                                ------------    ------------
NET  LOSS AVAILABLE TO COMMON STOCKHOLDERS      $ (9,363,010)   $ (7,849,774)
                                                ============    ============
Net loss per common share, basic and diluted    $      (0.10)   $      (0.27)
                                                ============    ============
Weighted average common shares outstanding
  basic and diluted                               91,984,926      29,560,699
                                                ============    ============

                 See notes to consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                          Series A Preferred Stock    Series B Preferred Stock
                                                            Shares      Amount            Shares        Amount
                                                          --------  ------------      -------------   --------
Balance at December 31, 2002                                   --   $         --                 --   $     --

    Stock issued for compensation and services                 --             --                 --         --

    Stock issued in exchange for loans                         --             --                 --         --

    Stock issued for consulting services                       --             --                 --         --

    Stock issued for compensation and services                 --             --                 --         --

    Stock issued in connection with loans                      --             --                 --         --

    Stock issued in exchange for marketing rights              --             --                 --         --

    Stock issued in connection with acquisitions               --             --                 --         --

    Net loss                                                   --             --                 --         --
                                                             ----   ------------   ----------------   --------
Balance at December 31, 2003                                   --             --                 --         --

    Common stock issued for services rendered                  --             --                 --         --

    Common stock issued in exchange for loans                  --             --                 --         --

    Effect of reverse merger with BarPoint.com, Inc.            3             --                 --         --

    Common stock issued for exercise of stock options          --             --                 --         --

    Common stock issued in connection with acquisitions        --             --                 --         --

    Common stock issued in connection with
      exclusive agreement                                      --             --                 --         --

    Preferred stock issued in connection with private
      placement, net of stock issuance costs of $93,076        --             --         30,769,231     30,769

    Beneficial conversion option on
      Series B preferred stock                                 --             --                 --         --

    Issuance of options to employees                           --             --                 --         --

    Net loss                                                   --             --                 --         --
                                                             ----   ------------   ----------------   --------
Balance at December 31, 2004                                    3   $         --         30,769,231   $ 30,769
                                                             ====   ============   ================   ========


[RESTUB]

                                                                                  Additional                               Total
                                                             Common Stock          Paid-In     Deferred    Accumulated Stockholders'
                                                          Shares       Amount      Capital    Compensation    Deficit    Deficiency
                                                        ----------   ---------  ------------  ------------ ------------  -----------
Balance at December 31, 2002                             9,271,303   $    9,271 $  1,093,998    $    --     $(1,650,231) $ (546,961)

    Stock issued for compensation and services          30,009,233       30,009    2,766,533         --              --   2,796,542

    Stock issued in exchange for loans                   5,847,169        5,847      389,253         --              --     395,100

    Stock issued for consulting services                   289,004          289      187,964         --              --     188,253

    Stock issued for compensation and services           1,115,561        1,116      725,542         --              --     726,658

    Stock issued in connection with loans                1,085,505        1,086      303,596         --              --     304,682

    Stock issued in exchange for marketing rights          463,564          464      302,097         --              --     302,561

    Stock issued in connection with acquisitions           809,215          809      526,299         --              --     527,108

    Net loss                                                    --           --           --         --      (7,849,774) (7,849,774)
                                                        ----------   ----------   ----------     ----------  ----------   ---------
Balance at December 31, 2003                            48,890,554       48,891    6,295,283          --    (9,500,005)   3,155,831)

    Common stock issued for services rendered            1,027,362        1,027      174,780          --            --      175,807

    Common stock issued in exchange for loans           20,088,400       20,088    1,844,540          --            --    1,864,628

    Effect of reverse merger with BarPoint.com, Inc.    26,646,118       26,646      951,054          --            --      977,700

    Common stock issued for exercise of stock options       14,290           14        1,786          --            --        1,800

    Common stock issued in connection with acquisitions  1,785,044        1,785      323,215          --            --      325,000

    Common stock issued in connection with
      exclusive agreement                                5,000,000        5,000    1,476,232          --            --    1,481,232

    Preferred stock issued in connection with private
      placement, net of stock issuance costs of $93,076         --           --    3,876,155          --            --    3,906,924

    Beneficial conversion option on
      Series B preferred stock                                  --           --    2,769,231          --    (2,769,231)          --

    Issuance of options to employees                            --           --      127,204     (93,391)           --       33,813

    Net loss                                                    --           --           --          --    (6,593,779)  (6,593,779)
                                                       -----------   ----------   ----------   ---------  ------------  -----------
Balance at December 31, 2004                           103,451,769    $ 103,451  $17,839,484   $ (93,391) $(18,863,016)   $(982,705)
                                                       ===========    =========  ===========   =========  ============  ===========

                See notes to consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2004          2003
                                                             ===========   ===========
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(6,593,779)  $(7,849,774)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
          Depreciation                                           168,407        38,573
          Amortization                                           222,323       174,077
          Loss on sale of marketable securities                  130,647            --
          Loss on sale of equipment                               45,704            --
          Impairment of intangible assets                             --       772,729
          Reserve for bad debts                                       --       (25,616)
          Reserve for inventory                                  (92,741)       60,153
          Reserve for prepaid royalties                               --       205,136
          Amortization of debt discount                           31,535       410,820
          Stock based compensation                             1,646,841     4,014,013
          Gain on extinguishment of accrued expenses and
           capital lease obligations                            (421,122)           --
          Changes in operating assets and liabilities,
           net of effects of acquisitions:
             Accounts receivable                                (178,357)       12,063
             Inventory                                          (255,170)      (53,713)
             Prepaid expenses and other current assets          (106,704)      (68,908)
             Due from related party                               61,212      (241,672)
             Deposits                                            548,922         2,136
             Accounts payable - trade                          1,390,191       197,509
             Account payable - school rebates                    151,649       277,641
             Accrued expenses and other current liabilities     (653,034)      531,787
             Deferred revenue and other liabilities              231,328       (34,729)
                                                              ----------    ----------

     NET CASH USED IN OPERATING ACTIVITIES                    (3,672,148)   (1,577,775)
                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                          (92,349)      (11,718)
     Acquisition of Schoolpop, net of cash acquired                   --       149,283
     Cash payment for acquisitions                               (50,000)      (50,000)
     Proceeds from sale of marketable securities                 209,727            --
     Cash received from the Company merger                       629,617            --
                                                              ----------    ----------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                   696,995        87,565
                                                              ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from  lines of credit                                   --       932,703
     Payments on lines of credit                                      --        (2,500)
     Proceeds from exercise of stock options                       1,800            --
     Net proceeds from issuance of preferred stock             3,906,924            --
     Proceeds from notes payable                                 300,000     1,000,100
     Principal payments on notes payable and capital leases     (391,638)     (205,000)
                                                              ----------    ----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,817,086     1,725,303
                                                              ----------    ----------

                 See notes to consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                    CONTINUED
                                                             2004         2003
                                                         ===========   ========

     NET INCREASE IN CASH                                    841,933    235,093

CASH AT BEGINNING OF YEAR                                    238,796      3,703
                                                         -----------   --------
CASH AT END OF YEAR                                      $ 1,080,729   $238,796
                                                         ===========   ========
Supplemental Disclosures of Cash Flow Information:
Cash paid for:

     Interest                                            $   103,464   $ 49,186
                                                         ===========   ========
     Income Taxes                                        $        --   $     --
                                                         ===========   ========

Non-cash investing and financing activities:
     Conversion of notes payable and accrued
      interest into common stock                         $ 1,864,628   $395,100
                                                         ===========   ========

     Deferred compensation                               $   127,204   $     --
                                                         ===========   ========

     Liabilities assumed in connection with
       NSC acquisition of inventory and
       furniture, fixtures and equipment                 $ 1,246,217   $     --
                                                         ===========   ========

     Issuance of common stock in exchange for
       goodwill from One Stop School Shop acquisition    $   225,000   $     --
                                                         ===========   ========

     Issuance of common stock in exchange for goodwill
       from Your Auction Stop acquisition                $   100,000   $     --
                                                         ===========   ========

     Computers acquired through capital leases           $    53,499   $     --
                                                         ===========   ========

     Liabilities assumed in connection with Your
       Auction Stop acquisition of furniture,
       equipment, leasehold improvements and deposits    $    40,626   $     --
                                                         ===========   ========

     Debt discount on preferred stock issued in
       connection with loans                             $        --   $304,682
                                                         ===========   ========

     Preferred stock issued in connection with
       T4Kids acquisition                                $        --   $527,108
                                                         ===========   ========


       Refinance of line of credit with
        related party debt                               $ 1,000,200   $     --
                                                         ===========   ========

                 See notes to consolidated financial statements.

NOTE 1--ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES

Organization: On February 18, 2004, BarPoint.com, Inc. ("BarPoint"), a publicly-traded company with no active business traded on the Over-the-Counter Bulletin Board, acquired 100% of the outstanding capital stock of FUNDever, Inc. a privately-held Delaware corporation ("FUNDever"). Pursuant to the merger, the stockholders of FUNDever received 52,116,976 shares of BarPoint common stock and a group of holders of certain FUNDever convertible promissory notes received 16,133,000 shares of BarPoint common stock. As a result, these two groups owned approximately 72% of the outstanding common stock of BarPoint immediately following the merger. In addition, FUNDever executives replaced BarPoint's management, and three FUNDever board members became members of the four-person board of directors of BarPoint.

The transaction has been accounted for as a reverse merger in which FUNDever is considered to be the acquirer of BarPoint. Accordingly, the reverse merger was accounted for as a recapitalization in which (i) the assets and liabilities of FUNDever and BarPoint were combined on the basis of their historical book values, (ii) the common stock and additional paid-in capital of FUNDever were retroactively restated to give effect to the exchange of FUNDever common stock for BarPoint common stock, and (iii) the retained earnings balance of BarPoint at the date of the merger was converted into additional paid-in capital. Furthermore, the financial statements set forth in this report for all periods prior to February 18, 2004 are the consolidated financial statements of FUNDever.

On April 22, 2004, BarPoint changed its name to LoyaltyPoint, Inc. LoyaltyPoint, Inc. and its subsidiaries are collectively referred to as the "Company".

Nature of Business: The Company is a loyalty marketing company focused on nontraditional fundraising for schools and other nonprofit organizations. A consumer shopping online or using prepaid merchant gift cards generates revenue for the Company, a portion of which are paid to participating schools and other nonprofit organizations.

Principles of Consolidation: These consolidated financial statements present the results of the Company and its wholly-owned subsidiaries, FUNDever and Schoolpop, Inc. ("Schoolpop"), which was acquired by FUNDever on July 31, 2003. As further described in Note 11, certain assets of The National Scrip Center, Inc. ("NSC") were acquired on January 9, 2004, and the results of its operations from January 9, 2004 are included in these financial statements. Additionally, certain assets of One Stop School Shop, Inc. ("One Stop") were acquired on June 3, 2004, and the results of its operations from June 3, 2004 are included in these financial statements. Finally, certain assets of Your Auction Stop, LLC ("YAS") were acquired on September 13, 2004, and the results of its operations from September 13, 2004 are included in these financial statements. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Marketable Securities: Realized losses during 2004 on the sale of available-for-sale marketable securities are recorded in the Statements of Operations as other income (loss). For the purposes of computing realized losses, cost is determined on a specific identification basis.

NOTE 1--ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Inventory: Inventory, consisting mainly of gift cards and gift certificates, is valued at lower of cost or market, with cost generally stated on a first-in, first-out basis. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. Reserves of $303,831 were recorded at December 31, 2004.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the lease term.

Impairment of Long-Lived Assets: The Company evaluates its property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and Nonamortizable Intangible Assets: Goodwill and nonamortizable intangible assets are tested for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

For the years ended December 31, 2004 and 2003, we performed an impairment analysis of our long-lived assets. As of December 31, 2003, we determined that certain intangible assets acquired from Technology 4Kids, LP had been fully impaired, as the value of these assets would not be recoverable in future periods, and therefore recorded in 2003 a $772,729 impairment charge. The impairment charge consisted of $234,375 of websites and $538,354 of enrolled supporters. No other long-lived assets or goodwill were deemed to be impaired as of December 31, 2004 and 2003.

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

Fair Value of Financial Instruments: The carrying amounts of our financial instruments, including cash and accounts receivable, approximate fair value due to their short maturities. Management believes it is not practicable to estimate the fair value of its other liability financial instruments due to the extended payment of these liabilities and the current financial condition of the Company.

NOTE 1--ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash is held primarily with two financial institutions and consist primarily of cash in bank accounts. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were approximately $1.2 million at December 31, 2004.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company grants credit to its customers without requiring collateral. The amount of accounting loss that the Company is at risk for in these unsecured accounts receivable is limited to their carrying value. Our accounts receivable are made up of many customer accounts, with no single customer comprising greater than 10% of total accounts receivable at December 31, 2004.

Major Supplier: We purchased from one vendor, AEIS, approximately $36,845,000 of gift cards during 2004 which comprised approximately 57.7% of total gift card purchases for the year. The balance of accounts payable to this supplier at December 31, 2004 was $0. The terms with this vendor call for payment on the day these cards are activated via electronic funds transfer.

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement with a customer exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from scrip sales, our primary revenue, is recognized when the money is received from the school or nonprofit and the product has been shipped. Revenue from merchant rebates is recognized when merchants report a sale to the Company as a result of shoppers' purchases. Revenue earned under merchant arrangements, which contractually obligate the Company to pass on specified rebate amounts to schools, are recorded on a gross commission basis with the related rebates reflected as cost of revenue. Marketing and advertising revenue is generally recognized ratably over the period of time during which the advertisement appears.

School Rebates: School rebates include cash amounts paid and payable to schools or organizations calculated upon one, or any combination, of the following: (i) a percentage of the purchase made by the shopper; (ii) a flat fee per shopper;
(iii) a minimum rebate amount; and (iv) the school's student/supporter participation percentage.

Stock-Based Compensation: The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock based compensation plans and outstanding options granted under stock option agreements. In applying the intrinsic value method, as prescribed by APB 25, we determine the value of the options granted by multiplying the total number of shares the individual is entitled to receive by the difference between (i) the closing share price of the stock on the date of grant and (ii) the stated exercise price in the option agreement. If the stated exercise price is equal to or greater than the closing share price, then the options would have no intrinsic value at the date of grant. However, if the exercise price is less than the closing share price, then the product of multiplying that amount times the number shares would be considered compensation expense and would be recognized as such over the vesting period of the

NOTE 1--ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

options by recording the total amount as deferred compensation expense in the equity section of the balance sheet and recognizing such compensation expense in the statement of operations as the options vest.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by APB 25 with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The following table illustrates what the Company's net loss and earnings per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS 123. During 2004 the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 181%; risk-free interest rates of 3.47%; and an expected life of 3 years.

                                                       Years Ended December 31,
                                                     ---------------------------
                                                         2004            2003
                                                     -----------    ------------
Net loss available to common stockholders,
  as reported                                        $(9,363,010)   $  (7,849,774)
Add:
Stock-based employee compensation expense included
  in reported net loss                                    33,813               --
Deduct:
Total stock-based employee compensation expense
  determined under fair value based method
  for all awards                                         (42,026)              --
                                                     -----------    -------------
Proforma net loss available to common stockholders   $(9,371,223)   $  (7,849,774)
                                                     ===========    =============
Net loss per common share basic and diluted,
  as reported                                        $     (0.10)   $       (0.27)
                                                     ===========    =============
Proforma net loss per common share
  basic and diluted                                  $     (0.10)   $       (0.27)
                                                     ===========    =============

Net Loss per Share: Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the weighted-average shares for the periods ended December 31, 2004 and 2003, as their inclusion would be anti-dilutive (See Note 8). Stock options, common stock purchase warrants and convertible preferred stock which could potentially dilute earnings per share in the future totaled 47,342,903 and 16,133,000 at December 31, 2004 and 2003, respectively.

Comprehensive Loss: Our comprehensive loss for the years ended December 31, 2004 and 2003 as required to be reported by SFAS No. 130 "Reporting Comprehensive Income", was identical to the actual net loss reported for those periods.

Reclassifications: Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 1--ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF
        SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New Accounting Pronouncements and Interpretations:
-------------------------------------------------

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123(R) which addresses the accounting for stock-based payment transactions in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. This standard eliminates use of APB 25 and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123(R) is effective for financial statements of small business issuers such as the Company in the first interim or annual reporting period beginning after December 15, 2005. Pro forma disclosures regarding the effect on the Company's net loss and loss per common share in 2004 and 2003, had the Company applied the fair value method of accounting or share-based compensation as prescribed by SFAS123, are contained in the "Stock-based compensation" section of Note 1.

NOTE 2--GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred net losses of approximately $6,593,779 and $7,849,774 for the years ended December 31, 2004 and 2003, respectively, and had a working capital deficiency of approximately $1,923,000 and an equity deficiency of approximately $983,000 at December 31, 2004. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash from its operating activities during the years ended December 31, 2004 and 2003 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations. Other significant risks include the possibility that our line of credit financing with Shelby Bank maturing at the end of May 2005 will not be renewed or extended, therefore placing the Company in default of the debt, which is secured by substantially all of our assets.

Management's plans in this regard include marketing and cross selling of its product lines with special emphasis on its higher margin products, such as school supplies to existing customers participating in the lower margin programs. We believe that the fact that these programs benefit the schools by providing larger contributions make it a compelling program that has potential future value for our Company and our customers.

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3--PROPERTY AND EQUIPMENT, NET
Property and equipment includes the following at December 31, 2004:

Computers and software                $   347,693
Furniture and fixtures                    109,897
Leasehold improvements                     91,971
                                      -----------
                                          549,561
Accumulated depreciation                 (210,129)
                                      -----------

Property and equipment, net           $   339,432
                                      ===========

Depreciation expense totaled $168,407 and $38,573 for the years ended December 31, 2004 and 2003, respectively.

NOTE 4 - GOODWILL

The changes and carrying amounts of goodwill are as follows:


              Balance at December 31, 2003
               (from SchoolPop acquisition)      $ 1,011,943


              OneStopSchoolShop acquisition          227,507
              Your Auction Stop acquisition          277,267
                                                 -----------

              Balance at December 31, 2004       $ 1,516,717
                                                 ===========

NOTE 5--INTANGIBLE ASSETS

Intangible assets at December 31, 2004 include the following:

                                           Estimated                                             Accumulated Intangible
              Asset                      Useful Lives              Amount                       Amortization Assets, net
------------------------------------------------------------------------------------------------------------------------

Amortized Intangible Assets:
----------------------------------

Websites                                      2 yrs               $  227,894                   $ (227,894)     $      --
 Enrolled supporters                          2 yrs                  391,561                     (248,107)       143,454
                                                              ----------------------------------------------------------
    Sub-total, amortized intangible assets                          619,455                      (476,001)       143,454
                                                              ----------------------------------------------------------
Unamortized Intangible Assets:
----------------------------------
Websites/Trademarks                       indefinite              $ 200,000                    $       --        200,000
 Registered entities                      indefinite              $ 225,425                    $       --        225,425
 Merchant relationships                   indefinite              $  54,000                    $       --         54,000
                                                              ----------------------------------------------------------
    Sub-total, unamortized intangible assets                        479,425                                      479,425
                                                              ----------------------------------------------------------
Total Intangible Assets                                          $ 1,098,880                   $ (476,001)     $ 622,879
                                                              ========================================================


Amortization expense for the years ended December 31, 2004 and 2003 was $222,323 and $174,077, respectively.

Future amortization expense for the above intangible assets as of December 31, 2004 is as follows:



                        2005               $  143,454
                                           ==========

NOTE 6--ROYALTY AGREEMENTS

During 2003 and 2002, we entered into multiple licensing arrangements with various vendors for software distribution and licensing rights. These agreements generally required us to either agree to purchase a pre-determined minimum amount of titles, or to pay these vendors a minimum licensing fee in advance of the related sales. Under the agreements, the royalties due under these agreements could be offset against the advances paid by us at the time the respective contracts were executed. During the periods ended December 31, 2003 and 2002, we advanced various vendors total prepaid royalties of approximately $82,000 and $196,000, respectively, of which approximately $7,000 and $59,000, respectively, were expensed during the respective periods due to sales of the titles.

During the year ended December 31, 2003, we performed an assessment related to the recoverability of the prepaid royalty amounts. The factors included in the assessment were the likelihood of us selling any titles in the future out of our existing inventory supplies, as well as, our inability to sell titles for which we did not have any physical inventory, as we do not have any replication capabilities. As a result of this assessment performed, we recorded a reserve against these prepaid royalties in the amount of $205,136 to write down the value of our prepaid royalties to its realizable value. As of December 31, 2004, the amount of prepaid royalties included in the accompanying consolidated balance sheet was $0.

NOTE 7--NOTES PAYABLE

Notes payable at December 31, 2004 consist of the following:

NOTES PAYABLE - STOCKHOLDERS AND RELATED PARTIES
------------------------------------------------

Non-interest bearing note payable to a director of the Company, original amount of $100,000 in November 2002, and multiple advances in 2003 totaling $550,100
In 2003, $130,000 was repaid and $395,100 was converted into shares of common stock of the Company. In 2004, $76,000 was repaid. Monthly payments of $4,000
until paid in full. Unsecured                                                     $   49,000

Note payable to a director of the Company bearing interest at prime plus 1.5%, secured by all assets of the company and subordinate to the line of credit
Monthly payments of interest only, with quarterly principal payments of
$250,000 plus interest, to begin in March 2006 through December 2006               1,000,200

Note payable to a stockholder assumed in the YAS Acquisition, bearing 24% interest.  Monthly payments of $1,961 including interest
through November 2006.  Unsecured                                                     35,879

Non-interest bearing note payable to two officers and directors of the Company, issued in connection with YAS acquisition.  Payable
in twelve equal monthly installments of $6,250.  Unsecured                            56,250
                                                                                  ----------

Total notes payable - stockholders and related parties                             1,141,329
Less current portion                                                                 121,935
                                                                                  ----------
Long-term portion notes payable - stockholders and related parties                $1,019,394
                                                                                  ==========

NOTE PAYABLE

12% note payable to a corporation issued in connection with SchoolCash acquisition, monthly payments of $6,000 including interest for six months beginning in November 2004, then sixteen monthly payments of $16,010
including interest, through August 2006, secured by all assets of FUNDever        $  253,321

Less current portion                                                                 117,338
                                                                                  ----------
Long-term portion note payable                                                    $  135,983
                                                                                  ==========

Future principal payments on the notes payable-stockholders and related parties and note payable will be due as follows:

                           2005                           $  239,273
                           2006                            1,155,376
                                                          ----------
                                Total                     $1,394,649
                                                          ==========

LINE OF CREDIT
--------------

$430,000 revolving line of credit with a bank at prime
plus 0.75% (5.75% at December 31, 2004) through
May 2005, payable on demand, secured by all assets of
the Company and certain real estate owned by a stockholder
and director of the Company, and personally guaranteed by
certain stockholders, officers and directors of the Company.
Fully drawn as of December 31, 2004.                           $ 430,000
                                                               =========

CAPITAL LEASE OBLIGATIONS
-------------------------

We have acquired computer equipment under capital lease obligations expiring through December 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments (with implicit interest rates ranging from 12.8% to 19.5%) or the fair values of the assets. The cost of the assets, $80,606, less accumulated depreciation of $11,245 at December 31, 2004, is included in property and equipment and is being depreciated over the estimated useful lives of the assets.

Future minimum lease payments under capital lease obligations are as follows:

                      For the year ending December 31,
                         2005                                  $  32,656
                         2006                                     20,871
                         2007                                     18,514
                         2008                                     15,985
                                                               ---------
                      Total minimum lease payments                88,026
                         Imputed interest                        (20,791)
                                                               ---------
                      Present value of future
                        minimum lease payments                    67,235
                         Current portion                         (23,334)
                                                               ---------
                      Long-term portion                        $  43,901
                                                               =========

NOTE 8--STOCKHOLDERS' DEFICIENCY

Preferred Stock: The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share, of which three shares of Series A are issued and outstanding and 30,769,231 of Series B are issued and outstanding at December 31, 2004. The remaining shares may be issued with such rights, preferences and limitations as may be adopted by the Board of Directors.

Rights & Preferences of Series A Preferred Stock

i) The Series A Preferred Stock shall not be entitled to any dividends and shall be entitled upon any liquidation, dissolution or winding up of the business to a liquidation preference equal to the par value of each share.

Rights & Preferences of Series B Preferred Stock

i) If and when declared by the Board of Directors, the holders of the Series B are entitled to receive dividends on parity with dividends payable on the Company's common stock.
ii) In the event of any liquidation event, either voluntary or involuntary, the holders of the Series B will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of common stock, an amount per share equal to the applicable original issue price for such preferred stock, plus declared and unpaid dividends on such share.
iii) If, upon the occurrence of such liquidation event, the proceeds thus distributed to the holders of preferred stock shall be insufficient to fully pay each share of preferred stock, then the entire proceeds shall be distributed ratably among the holders of the Series B, until such holders have received their applicable original issue price. If proceeds remain thereafter, then the remaining proceeds shall be distributed ratably among the holders of common stock.
iv) Each holder of shares of Series B shall be entitled to the number of votes equal to the number of whole shares of common stock into which such shares of Series B could be converted.
v) So long as 25% of the shares of the Series B initially issued are outstanding, the holders of such Series B, voting as a separate class, shall be entitled to elect one (1) director to the Company's Board of Directors.
vi) Each share of preferred stock shall be convertible, at the option of the holder, at any time after the date of issuance into the Company's common stock as is determined by dividing the original issue price for such series by the conversion price, which such conversion price shall be the original issue price, as adjusted. Such conversion price shall be adjusted for (a) stock dividends declared on common stock; (b) a subdivision of the outstanding shares of common stock into a greater number of shares; or (c) a combination of the outstanding shares of common stock into a smaller number of shares.
vii) Each share of preferred stock shall be automatically converted into common stock upon the Company's receipt of a written consent of the holders of a majority of the then outstanding shares of Series B.
viii) So long as any shares of Series B remain outstanding, then the Company must receive an approval of the holders of at least the majority of the then outstanding Series B to effect certain corporate actions, including, but not limited to: alter or change the rights of the Series B which adversely effect the holders of Series B; increase or decrease the number of authorized shares of common stock, preferred stock or Series B preferred stock; issue any additional shares of Series B; authorize or issue any equity security having preference over, or in parity with, the Series B; take any action requiring the separate vote of the holders of the Series B, voting as a separate series; increase the authorized number of directors of the Company; or alter these restrictions.
ix) The holders of at least a majority of the Series B may demand that the Company file a registration statement under the Securities
              Act of 1933 ("Securities Act") covering the registration of shares of common stock into which such Series B are convertible.
x) If the Company shall file a registration statement under the Securities Act for purposes of effecting a public offering of securities, then the Company shall afford each holder of Series B an opportunity to include such holder's shares in such registration statement.
xi) The holders of at least 30% of the then outstanding Series B may require that the Company effect a registration on Form S-3 with respect to all or part of the common stock into which such Series B are convertible.
xii) The Series B holders have the right of first refusal to purchase a pro rata share of any or all part of any new security that the Company may issue in the future.
xiii) Upon the consummation of any public offering by the Company, the Company must offer to the holders of Series B the opportunity to purchase a pro rata share of securities offered in the public offering on the same terms and conditions offered therein.

Common Stock: The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001, of which 103,451,769 shares were issued and outstanding at December 31, 2004.

In January and February 2004, the Company issued 19,143,271 shares of common stock in exchange for loans outstanding, plus accrued interest, in the amount of $1,747,300. Also in January 2004, the Company issued 216,152 shares of common stock valued at $32,200 to individuals for services provided.

On April 1, 2004, the Company entered into an Agreement with ROI Group Associates, Inc. for investment advisory services. In addition to monthly cash payments, the Company was obligated to issue 541,981 shares of its common stock valued at $108,596, which were issued in October 2004.

In June 2004, the Company issued 14,290 shares of common stock for proceeds of $1,800 in connection with the exercise of stock options.

On August 10, 2004, we entered into a long-term agreement with American Express Incentive Services, LLC ("AEIS") relating to our being an exclusive provider of their scrip products. We agreed to pay AEIS $1,500,000 over five years, including $250,000 down, in exclusivity fees and we issued AEIS 5,000,000 shares of our common stock and five year warrants to purchase 3,000,000 shares of common stock, with 1,000,000 warrants each exercisable at $0.43, $0.75, and $1.00 per share. On April 5, 2005, we reduced the exclusivity payment to $125,000. See note 15 - Subsequent Events.

Management has determined that the common stock and common stock equivalents issued to AEIS were deemed earned upon the execution of the exclusive agreement, and though the agreement contains cancellation provisions, there is no provision for a pro rata recovery of the common stock or the common stock equivalents issued. Therefore, the fair market value of those instruments, based upon the closing market price of $0.20 on August 11, 2004, was charged to operations during the period, resulting in stock based compensation of $1,000,000 for the shares of common stock and $481,232 for the common stock warrants, which value was calculated using the Black-Scholes pricing model.

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

On August 13, 2004, the Company received gross proceeds of $4 million by selling a new series of 30,769,231 shares of Series B Preferred Stock to five investors, four of which are affiliated with an investment partnership which owns approximately 5% of our outstanding common stock. One of the partnership's partners was (through an entity he controls) one of the four affiliated investors. Additionally, we issued the investors five-year warrants to purchase a total of 5,142,858 shares of common stock of the Company, with equal amounts exercisable at $0.40, $0.75 and $1.00 per share. The issuance of the Series B preferred stock included a beneficial conversion feature in the total amount of $2,769,231 which represents the aggregate fair value at the issue date of the Company's common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been included in additional paid-in capital and accumulated deficit at December 31, 2004. The partner referred to above, Mr. John C. Colligan, joined our board of directors upon the closing of the financing and received a grant of options to purchase 2,253,759 shares of common stock of the Company at $0.20 per share vesting 12.5% after six months and 2.0833% monthly thereafter, subject to continued board service on each applicable vesting date.

In August 2004, the Company reached agreements with two law firms to issue 153,846 shares of common stock, valued at $20,000, and 115,383 shares of common stock, valued at $15,011, in lieu of cash payment due for services rendered.

On August 10, 2004, pursuant to the merger agreement between BarPoint and FUNDever, we paid a special dividend of $567,000, or approximately $0.03 per share of common stock, which was declared by BarPoint prior to the merger date to stockholders of record as of February 17, 2004. The Company used funds deposited into a special escrow account that was established and funded by BarPoint prior to the merger.

In October 2004, the Company reached an agreement with a note holder to convert such note, plus accrued interest, into common stock. The company issued 659,244 shares of common stock valued at $85,702.

In December 2004, the Company reached an agreement to issue 285,885 shares of its common stock in exchange for a loan outstanding, plus accrued interest, in the amount of $31,626. The shares were subsequently issued in January 2005.

During the year ended December 31, 2003, the Company issued: 30,009,233 shares of common stock valued at $2,796,542 for compensation and services; 5,847,169 shares of common stock valued at $395,100 for attainment of loans; 289,004 shares of common stock valued at $188,253 for consulting services; 1,115,561 shares of common stock valued at $726,658 for compensation and services; 1,085,505 shares of common stock valued at $304,682 for loan conversions; 463,564 shares of common stock valued at $302,561 for marketing rights; and 809,215 shares of common stock valued at $527,108 in connection with the acquisition of T4Kids.

Stock Option Plans and Warrants: The Company applies APB No. 25 and related interpretations in accounting for its plans and outstanding options granted under stock option agreements. Accordingly, compensation cost for options issued to employees has been recognized only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance. For the period ended December 31, 2004, there were two non-plan options granted to two executives with exercise prices less than fair value. These grants occurred during the quarter ended June 30, 2004. Options to purchase 950,000 shares at $0.15 per share and 832,337 shares at $0.04 per share were approved by the board of directors on June 30, 2004 when the fair market value of the stock was $0.17 per share. The exercise prices of these two options were established pursuant to employment offers with these employees. Deferred compensation expense of $127,204 was accrued at June 30, 2004 and is being recognized over the vesting schedule of the options.

At the Company's annual stockholder meeting held on November 5, 2004, stockholders approved the adoption of the LoyaltyPoint, Inc. 2004 Stock Plan (the "2004 Plan"), which provides for stock-based incentives and awards to be granted to qualified employees, consultants, officers and directors. These awards include stock options, stock appreciation rights and restricted stock grants. The aggregate number of shares of common stock which may be issued under the 2004 Plan is 8,000,000. As of December 31, 2004, there were 1,500,000 options outstanding under the 2004 Plan with a weighted average 10-year life, vesting over a 4-year period and a weighted average exercise price of $0.14.

In connection with the merger with FUNDever, the Company also has the Equity Incentive Plan as previously adopted by the stockholders of the Company (the "Incentive Plan"). It has been the Company's intention to discontinue the use of the Incentive Plan, and as such, has not granted any awards under the Incentive Plan since the merger date. There have been no new grants or awards under the Incentive Plan in 2004. At December 31, 2004 there were 2,112,339 options outstanding under the Incentive Plan, all of which were fully vested with a weighted-average exercise price of $2.87. Of these options, 1,905,110 expire in the first quarter of 2005, 28,583 expire in the second quarter of 2005 and the remainder, 178,646, expire in the fourth quarter of 2005.

A summary of the Company's stock options as of December 31, 2004 and the changes during the year is presented below:

                                                         Number of     Weighted-Average
                                                          Options       Exercise Price
                                                       ------------    ----------------
         Balance at December 31, 2003                            --         $   --
         Options assumed in reverse merger                4,551,686         $ 2.98
         Options granted                                  5,536,096         $ 0.15
         Exercised                                         (14,292)         $ 0.13
         Forfeited                                      (2,425,055)         $ 2.99
                                                        -----------
            Balance at December 31, 2004                  7,648,435         $ 0.90
                                                          =========
            Options Exercisable at December 31, 2004      2,372,444         $ 2.56
                                                          =========
         Weighted-average grant-date fair value of
            options granted during the year                                 $ 0.16


Additional information regarding options outstanding at December 31, 2004 is as follows:


                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       -------------------------------------------------   -------------------------
                                             WEIGHTED
                                             AVERAGE        WEIGHTED                        WEIGHTED
                                            REMAINING        AVERAGE                         AVERAGE
     EXERCISE                NUMBER        CONTRACTUAL      EXERCISE           NUMBER       EXERCISE
      PRICES              OUTSTANDING      LIFE(YEARS)        PRICE         EXERCISABLE       PRICE
-------------------    -------------------------------------------------   -------------------------
$0.04 - $0.28                  6,279,264       8.51          $ 0.16             1,003,274    $ 0.18
$1.33 - $1.40                    270,853       0.38          $ 1.38               270,853    $ 1.38
$2.49 - $3.50                    276,544       0.21          $ 2.57               276,544    $ 2.57
$4.88 - $8.92                    821,773       0.13          $ 5.85               821,773    $ 5.85
                       ------------------                                  ---------------
                               7,648,435                                        2,372,444
                       ==================                                  ===============

As of December 31, 2003, there were no outstanding warrants. In February 2004, warrants to purchase 443,000 shares of common stock with a weighted-average exercise price of $4.86 per share were assumed in connection with the reverse merger. Pursuant to certain anti-dilution provisions contained in the warrant agreements, these warrants were adjusted to 782,379 shares of common stock with a weighted-average exercise price of $2.75. Of these adjusted amounts, 383,020 warrants, with a weighted-average exercise price of $5.47 per share, expire in April 2005. Warrants to purchase 399,360 shares, with a weighted-average exercise price of $0.14 per share, expire in July 2006. In connection with the Series B preferred stock issuance, discussed above, the Company issued five-year warrants to purchase 5,142,858 shares of common stock to a group of five investors, with equal amounts exercisable at $0.40, $0.75 and $1.00 per share. In addition, the Company also issued five-year warrants to purchase 3,000,000 shares of common stock to AEIS, as discussed above, in equal amounts exercisable at $0.43, $0.75, and $1.00 per share. As of December 31, 2004, there were outstanding warrants to purchase 8,925,237 shares of common stock with a weighted-average exercise price of $0.90 per share.

NOTE 9--INCOME TAXES

The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 35 percent to income (loss) from continuing operations before income taxes as a result of the following:

           (in thousands)                                                          Year ended December 31,
                                                                                   -----------------------
                                                                                       2004           2003
                                                                                       ----           ----
           Federal tax benefit on loss before income taxes at
              statutory federal income tax rate                                     $ (2,308)       $(1,035)
           Change in valuation allowance                                               1,949          1,041
           State taxes, net of federal benefit                                          (330)          (148)
           Other                                                                         689            142
                                                                                    --------        -------
           Provision for income taxes                                               $     --        $    --
                                                                                    ========        =======

Significant components of our deferred tax assets at December 31, 2004 consist of:

Deferred tax assets (in thousands):

Fixed assets and intangibles                             $    350
Inventory reserve                                             121
Allowance for doubtful accounts                                36
Accrued expenses and other liabilities                        103
Net operating loss carryforwards                           18,802
                                                         --------

Total deferred tax assets                                  19,412
Valuation allowance                                       (19,412)
                                                         --------

Net deferred tax asset                                   $     --
                                                         ========

At December 31, 2004, we had net operating loss carryforwards available for tax purposes of approximately $47,004,000 which will expire in the years 2011 through 2024. At December 31, 2004, we had recorded a valuation allowance equal to our net deferred tax assets as management believes it is more likely than not that the net deferred tax assets will not be realized.

NOTE 10--EMPLOYEE BENEFIT PLANS

Schoolpop maintained a 401(k) tax deferred savings plan. That plan was frozen effective December 31, 2004 and no further deferrals or contributions will be made under that plan. During 2004, management performed an internal review of this plan and determined that an adjustment to the plan would be necessary to maintain compliance. The Company has accrued on its balance sheet as of December 31, 2004 approximately $65,000 for this self-correction. Effective January 1, 2005 the Company adopted a new 401(k) plan to provide potential retirement benefits to its employees. After enrollment, which is expected to occur by April 2005, eligible employees may make salary deferral contributions. The Company may make contributions at the Board of Directors' discretion. The Company did not make any employer contributions to the Schoolpop 401(k) tax deferred savings plan for the years ended December 31, 2004 and 2003.

NOTE 11--ACQUISITIONS

On January 9, 2004, Schoolpop purchased certain assets and assumed certain liabilities from NSC, a Santa Rosa, California-based nonprofit company that is in the scrip industry (gift certificates and store value purchase cards). Under the terms of the agreement, the Company agreed to: (i) pay $200,000 in cash three days after closing; (ii) pay a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers; (iii) satisfy up to $1,266,000 owed to certain schools and other nonprofit customers of NSC; and
(iv) assume approximately $244,166 in leases and deferred payments on computer software and hardware. The cash portion of the purchase price has been deferred and has been included in the accrued expenses on the accompanying consolidated balance sheet as of December 31, 2004. Earnout payments are recorded as an additional cost of the acquisition in the period the earnout is earned. There was no earnout earned in 2004 under this agreement.

The preceding consideration is subject to further adjustment based upon the ascertainment of revised figures and facts regarding the on-going business. Subject to these adjustments and subsequent to the acquisition, the total amount owed to certain schools and other nonprofit customers has been revised downward to $1,019,111 and the amount of deferred payments on computer software has been revised downward to $27,106. NSC had substantial debts owed to trade vendors and other creditors, and Schoolpop did not agree to assume those liabilities. Subsequent to the acquisition, the Company discovered that certain customers accounts purchased as part of the asset acquisition had outstanding balances for unpaid orders. Pursuant to the terms of the asset purchase agreement, the Company had the right to retain and did collect outstanding amounts from certain of those accounts. An adjustment to the purchase price allocation has been made to account for this asset in 2004 resulting in negative goodwill. This negative goodwill, which is reflected on the Company's balance sheet at December 31, 2004 in other liabilities, will be reduced in subsequent periods by the amount of the contingent earnout accrued, with any negative goodwill remaining at the end of the earnout period to be recognized as extraordinary gain.

The following summarizes the allocation of the purchase price:


               Purchase Price:                                        Amount
               -----------------------------------------------------------------
                  Due to NSC                                     $   200,000
                  Due to customers                                 1,019,111
                  Capital lease obligation                            27,106
                                                                ------------
                        Total Purchase Price                    $  1,246,217
                                                                =============

               Allocation of Purchase Price:
               ----------------------------
                  Inventory, net                                $  1,172,111
                  Accounts receivable                                220,000
                  Negative goodwill                                 (220,000)
                  Furniture, fixtures & equipment                     74,106
                                                                -------------
                        Total Assets                            $  1,246,217
                                                                =============


On June 3, 2004, the Company acquired the assets of One Stop, a provider of school supplies that generates funds for schools and which targets parents of school children. Terms of the agreement included payment of: (i) $25,000 cash;
(ii) 1,196,809 shares of common stock of the Company; and (iii) a contingent earn-out consisting of (a) 50% of the net profit in 2004 and (b) 10% of the net profit in 2005 generated from the One Stop division to be paid in cash and common stock of the Company.

Earnout payments are recorded as an additional cost of the acquisition in the period the earnout is earned. There was no earnout earned in 2004 under this agreement.

The following table summarizes the allocation of the purchase price:


                Purchase Price:                                       Amount
                ------------------------------------------------------------
                   Cash                                           $   25,000
                   1,196,809 shares of common stock                  225,000
                                                                  ----------
                         Total Purchase Price                     $  250,000
                                                                  ==========

                Allocation of Purchase Price:
                -----------------------------
                   Inventory, net                                  $   8,382
                   Prepaid inventory                                  11,433
                   Rent deposit                                        2,678
                   Goodwill                                          227,507
                                                                  ----------
                         Total Assets                             $  250,000
                                                                  ==========

On September 13, 2004, the Company acquired the assets of YAS, a provider of auction services for consigned merchandise through eBay, which also provided fulfillment services for the Company's scrip business and handled auction related services of the Company's Auction & Earn program. Paul Robinson, our Chairman, CEO and President, and Steve Avalone, our Chief Marketing Officer and director, are majority stockholders of YAS (See Note 12). Terms of the asset purchase agreement included: (i) $25,000 cash; (ii) the issuance of a $75,000 note payable; (iii) 588,235 shares of common stock of the Company; (iv) assumption of $40,626 of debt; and (v) the cancellation of money owed to the Company of $62,582. Messrs. Robinson and Avalone did not receive any of the common stock.

The following table summarizes the allocation of the purchase price:

                 Purchase Price                                     Amount
                 ---------------------------------------------------------
                    Cash                                      $    25,000
                    588,235 shares of common stock                100,000
                    Note payable                                   75,000
                    Cancellation of debt                           62,582
                    Assumed debt                                   40,626
                                                            --------------
                          Total Purchase Price               $    303,208
                                                            ==============

                 Allocation of Purchase Price
                 ----------------------------
                    Furniture & fixtures                       $      769
                    Equipment                                      11,922
                    Leasehold improvements                         10,000
                    Rent deposit                                    3,250
                    Goodwill                                      277,267
                                                            --------------
                          Total Assets                       $    303,208
                                                            ==============

The following table of proforma unaudited information gives effect to the acquisitions of One Stop and Your Auction Stop as if they had occurred at the beginning of the periods shown. Proforma unaudited information giving effect to the NSC acquisition as if it had occurred at the beginning of the current periods and at the beginning of the comparable prior year periods is not included as the financial information required is unavailable.


                                                   December 31, 2004         December 31, 2003
                                                   -----------------         -----------------

         Revenues                                      $  64,953,090             $   1,952,840
                                                       =============             =============

         Net Loss                                      $  (6,702,382)            $  (7,805,817)
                                                       =============             =============



         Net Loss Available to Common
         Stockholders                                  $  (9,471,613)            $  (7,805,817)
                                                       =============             =============

         Net Loss Per Share, Basic and Diluted         $       (0.10)            $       (0.26)
                                                       =============             =============

The former board of directors of the Company required FUNDever to extend its lines of credit, which had been guaranteed by certain FUNDever officers and a director, in order to close the merger. One bank line of credit in the amount of $1,000,200 was replaced with a loan from a director, who was also a stockholder of the Company, on February 18, 2004 at an interest rate of .5% above the prior bank loan, or 6.5% at December 31, 2004. In addition, the director and certain officers of the Company remain guarantors on a $430,000 line of credit. This loan has been extended to May 31, 2005. Additionally, on June 24, 2004 the Company borrowed $200,000 from this director. The note, which matured on August 31, 2004 and was paid in full in October 2004, paid 6% per annum interest and was secured by a pledge of the Company's marketable securities. See Note 7 which describes the terms of notes with related parties.

As discussed in Note 11, we purchased the assets of YAS on September 13, 2004. Paul Robinson, our Chairman, CEO and President and Steve Avalone, our Chief Marketing Officer and director, are majority stockholders of YAS. Of the total consideration paid to YAS stockholders, Messrs. Robinson and Avalone received cash consideration of $29,312 in 2004, and will receive $37,688 in 2005.

Prior to the acquisition, YAS provided services to the Company in connection with our Auction & Earn program. These services included shipping, cleaning, photographing, and listing donated items on eBay. Items donated by parents and supporters of our school and nonprofit clients are sold on eBay with the school or nonprofit receiving 50% of the selling price. Per the terms of our agreement, we shared our profits equally with YAS. On August 9, 2004, we amended our prior one-year strategic partnership agreement with YAS to provide for outsourced scrip fulfillment services in support of our Scrip & Earn fundraising program.

As of September 12, 2004, prior to the acquisition date, we had billed YAS $185,355 for payroll reimbursement and payroll services, of which $145,351 remained due and owing at the date of acquisition. YAS had billed us $82,769 for services, of which $82,769 remained due and owing at the date of acquisition. The difference between these amounts, $62,582 due to us, was included in the total purchase price.

At December 31, 2004, we have $180,460 due from related party reflected on our balance sheet. See the discussion of the Albertson's Inc. litigation under Legal Proceedings in Note 13.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Operating Lease Commitments
---------------------------

The Company leases office and warehouse facilities under non-cancelable operating leases. Future minimum annual rental payments under the lease agreements are as follows:

              For the year ending December 31,
              --------------------------------
                         2005                             $  199,759
                         2006                                177,406
                         2007                                124,559
                         2008                                120,430
                         2009                                128,039
                                                          ----------
                         Total                            $  750,194
                                                          ==========

NOTE 13--COMMITMENTS AND CONTINGENCIES

Rent expense was $258,920 and $131,551 for the years ended December 31, 2004 and 2003, respectively. Rent expense under the facility lease is recognized on a straight-line basis over the term of the lease.

Legal Proceedings
-----------------

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 in the United States District Court, Central District of California. Albertson's alleged violations of the Lanham Act, breach of contract, interference with prospective economic advantage, and violation of the unfair competition law of California. The allegations related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop agreed to indemnify FUNDever for any damages incurred with regard to this action. In August 2004, management settled the Albertson's litigation for $300,000 with $20,000 paid upon execution of the final settlement agreement and $5,000 monthly over 56 months thereafter. If FUNDever fails to make the required monthly payments, then Albertson's has the right to file a summary judgment against FUNDever in the amount of $600,000, less payments they have received. FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. An accrual in the amount of $300,000 was established in 2003 for this liability, and as of December 31, 2004, $260,000 is reflected in accrued expenses. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed. As of December 31, 2004, $119,540 in recovery had been recognized.

Honey Baked Ham, Inc. and Gerard, Inc. filed an action in February 2004 against Schoolpop in the Superior Court of California, County of Sonoma. The plaintiffs are seeking to recover approximately $140,000 in damages for alleged violations of the unfair competition law of California, conversion and unjust enrichment as a result of Schoolpop's January 2004 purchase of scrip assets from The National Scrip Center, Inc. ("NSC"). The plaintiffs alleged that NSC held inventory on consignment, did not pay for it, and transferred the inventory to Schoolpop, as an alter ego of NSC, without any consideration. On April 1, 2005, Honey Baked Ham notified Schoolpop of its intention to amend its complaint to add a claim under the California Bulk Sales Law. Schoolpop's defense is that it paid fair consideration for the purchase of the gift certificates as an arms-length purchaser without any knowledge of an adverse claim, and that the California Bulk Sales Law does not apply to the transaction. Management believes that Schoolpop should not be held liable for the obligations of NSC to the plaintiffs. A mediation conference is scheduled for April 2005. Management cannot predict the potential outcome of the mediation conference or the action or the range of loss and therefore, no accrual for this potential liability has been recorded in these consolidated financial statements.

In March 2004, The Cheesecake Factory Restaurants, Inc. ("Cheesecake Factory") filed an action in Superior Court of California, County of Los Angeles, against Schoolpop alleging that Schoolpop is liable for a contractual obligation of NSC to Cheesecake Factory in the approximate amount of $40,000. This action was settled for a nominal amount in November 2004.

On June 21, 2004, Mary Elizabeth Doherty, a spouse of a former employee of Schoolpop, filed an action against Schoolpop in the United States District Court for the Northern District of California alleging failure to pay ERISA benefits, breach of contract, breach of fiduciary duty under ERISA and violation of
Section 502(a)(3) of ERISA. The plaintiff has alleged that she is entitled to benefits under the Schoolpop's life insurance and accidental death policy and is seeking to recover damages in the amount of $200,000 plus interest, resulting from her husband's fatal automobile accident. The subject plan contains an exclusion for benefits when the death is a result of participation in a felony and Schoolpop understands that the felony exclusion should apply, since Mr. Doherty's automobile accident was alcohol-related. However, the plaintiff contends that the exclusion should not apply because the plaintiff's husband was not provided with a summary plan description setting forth the felony acts exclusion. Schoolpop was dismissed with prejudice as a party to the action in October 2004.

Standard Insurance Company ("Standard") was Schoolpop's insurance carrier who is also a defendant in the action by Ms. Doherty. Standard has not been dismissed. On March 22, 2005, Standard filed a third-party complaint against Schoolpop for violation of ERISA and breach of contract. Schoolpop has not yet been served with the complaint. Standard's complaint alleges that Schoolpop failed to provide the plaintiff's husband with the summary plan description setting forth the felony acts exclusion. Standard's claim is based on Schoolpop's status as designated ERISA plan administrator and on Standard's interpretation of a purported indemnification clause in the plan policy. Standard's complaint seeks indemnification by Schoolpop against damages arising from Schoolpop's alleged failure to provide notice of the felony acts exclusion to its chief executive officer.

Litigation counsel for the Company has advised the Company that it believes the underlying claims are without merit since (i) the plaintiffs husband, as chief executive officer of Schoolpop, should reasonably have been aware of the felony acts exclusion; and (ii) there is no causation between any failure by Schoolpop to provide the plaintiffs husband with a summary plan description setting forth the felony acts exclusion and the damages suffered by the plaintiffs husband. Because litigation counsel for the Company does not believe liability is probable, no accrual for this potential liability has been recorded in our consolidated financial statements. However, discovery on the indemnity claim has not begun. Based on a preliminary analysis, it is possible that Schoolpop could be found liable on the indemnity claim if it is found that Schoolpop did not distribute Standard's summary plan description. If Schoolpop is liable for indemnity, it would be liable at least for Standard's reasonable attorneys'fees. We have no way of knowing what those fees would be at this early stage of litigation.

At the time that Schoolpop purchased the scrip assets from NSC, it was represented by NSC that the assets were free and clear of all liens and encumbrances. Shortly after the closing, it was learned that the primary lender of NSC had a lien on all of NSC's assets, including those purchased by Schoolpop. Shortly after the closing, the lender verbally agreed to release the security interest, but due to intervening events, including a bankruptcy proceeding filed against NSC, has not yet fulfilled its agreement. We have been in continuing discussions with the lender and hope to have the encumbrance released. Litigation counsel to the Company has advised us that the lender should not prevail should it attempt to enforce its security interest; nevertheless, if the lender should attempt to enforce its security interest and is successful, the Company could be required to compensate the lender to the extent of the value of the purchased scrip assets of approximately $1,172,000. No accrual for this potential liability has been recorded in these consolidated financial statements as the chances of the lender seeking to enforce its security interest or any potential recovery in seeking to enforce its security interest would be remote.

In connection with the settlement of a Company lawsuit against a third party, we disputed the $195,115 of legal fees charged to us by our litigation counsel. In February 2005, we reached an agreement with counsel to pay them $124,455 in total fees over a ten month period. If we fail to timely perform our obligations under this agreement, then counsel shall have the right to demand payment in the full amount of all fees and costs, less amounts previously paid thereunder. An accrual in the amount of $195,115 is included on our balance sheet at December 31, 2004.

Employment Agreements
---------------------

FUNDever entered into employment agreements with three of its executive officers on January 1, 2004 which were assumed by the Company. Subsequently, one of the executive officers resigned his position in September 2004. On November 5, 2004, we renewed the employment agreements of the two remaining officers for one-year terms expiring on December 31, 2005 under the same terms, except that the annual salaries were increased to $251,700 and $150,000. Upon termination or non renewal of their agreements (except for cause), the officers are entitled to severance packages equal to one-year's salary. Except for the employment agreements described above, the Company does not pay any other compensation to these officers.

In May 2004, our directors voted to form a compensation committee to review the annual base salary of our Chairman and CEO. The board appointed a committee consisting of two non-employee directors. On May 20, 2004 the committee unanimously approved an increase in the executive's base salary from $200,000 per annum to $251,700 per annum, based on job performance and fair market value, with such increase contingent upon the closing of the $4 million financing (See
Note 8). The salary increase was effective August 13, 2004, concurrent with the closing of such transaction.

Significant Supplier Agreement
------------------------------

On August 10, 2004, we entered into a long-term agreement with AEIS relating to our being an exclusive provider of their scrip products. We agreed to pay AEIS $1,500,000 over five years, including $250,000 down, in exclusivity fees and we issued AEIS 5,000,000 shares of our common stock and five year warrants to purchase 3,000,000 shares of common stock, with 1,000,000 warrants each exercisable at $0.43, $0.75, and $1.00 per share. We agreed to reduce the remaining $1,250,000 exclusivity fee to $125,000 to be paid in 9 monthly installments beginning April 30, 2005. In connection with this amendment, AEIS has limited our product offering to one card, the "Persona Select" (See Note
15).

NOTE 14-SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Pursuant to the acquisition of assets from NSC (see Note 11), we discovered that certain customer accounts had outstanding balances for unpaid orders at the acquisition date, and were subsequently collected and retained by us and recorded as revenue during the period in which they were collected. At December 31, 2004, we made a cumulative year-end adjustment to remove these amounts from reported revenue and reclassify them as negative goodwill reflected in other liabilities on our balance sheet. The result of this year-end adjustment was a reduction in revenue of $220,000.

NOTE 15-SUBSEQUENT EVENTS

In January 2005 we increased our line of credit with a bank from $430,000 to $860,000 under substantially the same terms.

In connection with the action against Schoolpop by Mary Elizabeth Doherty which was dismissed as described in Note 13 above, on or about March 22, 2005, Standard Insurance Company filed a third party complaint against Schoolpop alleging violation of ERISA and breach of contract and is seeking indemnification for damages arising from Schoolpop's alleged failure to provide notice of the felony acts exclusion to its former chief executive officer.

On April 5, 2005, we amended our Reseller Agreement with AEIS which reduced our exclusivity fee from $1,250,000 to $125,000 and limited our product offering from AEIS to the "Persona Select" card.

On April 11, 2005, we sold our four patents to NeoMedia Technologies, Inc. for $1,500,000 in cash plus royalties in the amount of 10% of the licensing fees generated by the purchaser during the next 10 years.