Form 10QSB
period 2005-03-31
LOYALTYPOINT INC
filed 2005-05-16
CIK 1013690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2005
                          Commission File No 000-21235

                                   ----------

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes No [X}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 102,498,832 shares of our common stock outstanding as of May 14, 2005.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X} No

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheet
             as of March 31, 2005 (unaudited)                                  1

           Condensed Consolidated Statements of Operations
             and Comprehensive Loss
             for the Three Months Ended March 31, 2005 and 2004 (unaudited)    3

           Condensed Consolidated Statement of Stockholders' Deficiency
             for the Three  Months Ended March 31, 2005 (unaudited)            4

           Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2005 and 2004 (unaudited)    5

           Notes to Condensed Consolidated Financial Statements                7

ITEM 2.    Management's Discussion and Analysis of Interim Financial
           Condition and Results of Operations                                14

ITEM 3.    Controls and Procedures                                            17

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  19

ITEM 2.    Changes in Securities                                              19

ITEM 3.    Defaults upon Senior Securities                                    19

ITEM 4.    Submission of Matters to a Vote of Security Holders                19

ITEM 5.    Other Information                                                  20

ITEM 6.    Exhibits and Reports on Form 8-K                                   20

ITEM 1.  FINANCIAL STATEMENTS

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash                                                   $  429,292
     Accounts receivable, net of allowance of $89,023          422,355
     Inventory, net of reserve of $36,152                      854,114
     Prepaid expenses and other current assets                 317,118
                                                            ----------

         TOTAL CURRENT ASSETS                                2,022,879
                                                            ----------

PROPERTY AND EQUIPMENT, NET                                    301,097
                                                            ----------

OTHER ASSETS
     Intangible assets, net of accumulated amortization
        of $524,949                                            573,939
     Goodwill                                                1,516,717
     Due from related party                                    157,787
     Deposits                                                   24,006
                                                            ----------

         TOTAL OTHER ASSETS                                  2,272,449
                                                            ----------



         TOTAL ASSETS                                       $4,596,425
                                                            ==========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable - trade                                    $  1,485,333
     Accounts payable - school rebates                              1,406,184
     Accrued expenses                                                 982,598
     Line of credit                                                   590,003
     Current potion of capital lease obligations                       23,431
     Current portion of note payable                                  151,529
     Current portion of notes payable - stockholders
       and related parties                                            342,205
     Other current liabilities                                         77,849
                                                                 ------------

         TOTAL CURRENT LIABILITIES                                  5,059,132
                                                                 ------------

LONG-TERM LIABILITIES
     Deferred revenue                                                  68,011
     Capital lease obligations less current portion                    38,910
     Note payable less current portion                                 93,714
     Notes payable - stockholders and related parties
       less current portion                                           764,566
     Other liabilities                                                949,911
                                                                 ------------
         TOTAL LONG-TERM LIABILITIES                                1,915,112
                                                                 ------------

         TOTAL LIABILITIES                                          6,974,244
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred stock; 50,000,000 shares authorized:
       Series A preferred stock; $.001 par value;
         3 shares issued and outstanding                                   --
       Series B preferred stock; $.001 par value; 30,769,231
         shares issued and outstanding                                 30,769
     Common stock; $.001 par value; 200,000,000 shares
           authorized, 103,451,769 issued and outstanding             103,451
     Additional paid-in capital                                    17,839,484
     Deferred compensation                                            (81,878)
     Accumulated deficit                                          (20,269,645)
                                                                 ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                            (2,377,819)
                                                                 ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                              $  4,596,425
                                                                 ============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS

                                                   FOR THE THREE MONTHS ENDED
                                               ---------------------------------
                                                 MARCH 31,           MARCH 31,
                                                   2005                2004
                                               -------------      -------------
                                                (unaudited)        (unaudited)

REVENUES                                       $   7,477,348      $  11,972,337
COST OF REVENUES                                   7,166,625         11,803,627
                                               -------------      -------------
       Gross Profit                                  310,723            168,710

OPERATING EXPENSES
     Salaries and wages                              847,705            609,905
     Stock based compensation                         11,513             23,200
     Selling, general, and
     administrative expenses                         721,673            704,574
     Depreciation and amortization                    91,943             97,110
                                               -------------      -------------
       Total Operating Expenses                    1,672,834          1,434,789
                                               -------------      -------------
       Net Operating Loss                         (1,362,111)        (1,266,079)

INTEREST EXPENSE, NET                                 44,517             71,683
                                               -------------      -------------
NET LOSS                                       $  (1,406,628)     $  (1,337,762)
                                               =============      =============

OTHER COMPREHENSIVE LOSS
     Unrealized loss on marketable securities             --            (82,998)
                                               -------------      -------------
TOTAL COMPREHENSIVE LOSS                       $  (1,406,628)     $  (1,420,760)
                                               =============      =============

Net loss per common share, basic and diluted   $       (0.01)     $       (0.02)
                                               =============      =============
Weighted average common shares
outstanding, basic and diluted                   103,451,769         65,762,623
                                               =============      =============

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                        SERIES A             SERIES B
                                    PREFERRED STOCK      PREFERRED STOCK            COMMON STOCK
                                    ---------------    --------------------    ----------------------
                                    SHARES   AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                    ------   ------    ----------   -------    -----------   --------
BALANCE AT DECEMBER 31, 2004             3   $   --    30,769,231   $30,769    103,451,769   $103,451

    Amortization of
     deferred compensation-             --       --            --        --             --         --

    Net loss                            --       --            --        --             --         --

                                    ------   ------    ----------   -------    -----------   --------
BALANCE AT MARCH 31, 2005                3   $   --    30,769,231   $30,769    103,451,769   $103,451
                                    ======   ======    ==========   =======    ===========   ========

[RESTUBBED}

                                      ADDITIONAL                                     TOTAL
                                        PAID-IN      DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                        CAPITAL    COMPENSATION      DEFICIT       DEFICIENCY
                                      -----------  ------------    ------------   -------------
BALANCE AT DECEMBER 31, 2004          $17,839,484    $(93,391)     $(18,863,016)  $  (982,704)

    Amortization of
     deferred compensation-                    --      11,513                --        11,513

    Net loss                                   --          --        (1,406,628)   (1,406,628)

                                      -----------    --------      ------------   -----------
BALANCE AT MARCH 31, 2005             $17,839,484    $(81,878)     $(20,269,645)  $(2,377,819)
                                      ===========    ========      ============   ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                               -------------------------------
                                                                                MARCH 31,           MARCH 31,
                                                                                  2005                 2004
                                                                               -----------         -----------
                                                                                (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $(1,406,628)        $(1,337,762)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                                             43,003              21,628
           Amortization                                                             48,940              75,480

           Reserve for inventory                                                  (267,679)                 --
           Amortization of debt discount                                                --              31,535
           Stock based compensation                                                 11,513              23,200
           Changes in operating assets and liabilities
                Accounts receivable                                                264,214             298,137
                Inventory                                                          957,636             192,690
                Prepaid expenses and other current assets                         (127,801)            (74,063)
                Due from related party                                              22,673              33,531
                Accounts payable - trade                                          (376,125)            682,290
                Account payable - school rebates                                   (19,015)           (187,898)
                Accrued expenses and other current liabilities                     106,078            (145,336)
                Deferred revenue                                                   (16,052)                 --
                                                                               -----------         -----------

     NET CASH USED IN OPERATING ACTIVITIES                                        (759,243)           (386,568)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                             (4,668)            (30,222)
     Cash received from the Company merger                                              --             721,097
                                                                               -----------         -----------

     NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                               (4,668)            690,875
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in line of credit                                                160,003                  --
     Proceeds from notes payable                                                        --             225,000
     Principal payments on notes payable and capital leases                        (47,529)           (172,886)
                                                                               -----------         -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                     112,474              52,114
                                                                               -----------         -----------


     NET (DECREASE) INCREASE IN CASH                                              (651,437)            356,421

CASH AT BEGINNING OF PERIOD                                                      1,080,729             238,796
                                                                               -----------         -----------

CASH AT END OF PERIOD                                                          $   429,292         $   595,217
                                                                               ===========         ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   CONTINUED

                                                                                      THREE MONTHS ENDED
                                                                               -------------------------------
                                                                                MARCH 31,           MARCH 31,
                                                                                  2005                 2004
                                                                               -----------         -----------
                                                                                (unaudited)        (unaudited)
Supplemental Disclosures of Cash Flow Information:

Cash paid for:

     Interest                                                                  $    41,589         $    49,186
                                                                               ===========         ===========

Non-cash investing and financing activities:

     Conversion of notes payable and accrued interest into common stock        $        --         $ 1,763,500
                                                                               ===========         ===========

     Decline in market value of marketable equity securities                   $        --         $    82,998
                                                                               ===========         ===========

     Liabilities assumed in connection with NSC acquisition of
       inventory and furniture, fixtures and equipment                         $        --         $ 1,246,217
                                                                               ===========         ===========

            See notes to condensed consolidated financial statements.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2--GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company has incurred net losses in each of its previous two fiscal years and sustained a net loss of $1,406,628 for the three months ended March 31, 2005, resulting in an equity deficiency of approximately $2,378,000 and a working capital deficiency of approximately $3,036,000 at March 31, 2005. The Company has used, rather than provided, cash from its operating activities during the previous two fiscal years and the three months ended March 31, 2005, and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations. Other significant risks include the possibility that our line of credit financing with Shelby Bank maturing at the end of May 2005 will not be renewed or extended, therefore placing the Company in default of the debt, which is secured by substantially all of our assets.

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

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3--CONCENTRATIONS

Major Customers: No single customer accounted for more than 10% of our revenues during the quarters ended March 31, 2005 and 2004.

Major Suppliers: We purchased from two vendors approximately $1,512,800 and $1,022,598, respectively, of gift cards during the three months ended March 31, 2005 which comprised approximately 25% and 17% of total gift card purchases for the period then ended. The balance of accounts payable to these suppliers at March 31, 2005 was $0 and $180,647, respectively.

Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash is held primarily with two financial institutions and consist primarily of cash in bank accounts. The amount of deposits in any one institution that exceeds federally insured limits is subject to credit risk. Such amounts were approximately $401,902 at March 31, 2005.

NOTE 4--STOCK BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock based compensation plans and outstanding options granted under stock option agreements. In applying the intrinsic value method, as prescribed by APB 25, we determine the value of the options granted by multiplying the total number of shares the individual is entitled to receive by the difference between (i) the closing share price of the stock on the date of grant and (ii) the stated exercise price in the option agreement. If the stated exercise price is equal to or greater than the closing share price, then the options would have no intrinsic value at the date of grant. However, if the exercise price is less than the closing share price, then the product of multiplying that amount times the number shares would be considered compensation expense and would be recognized as such over the vesting period of the options by recording the total amount as deferred compensation expense in the equity section of the balance sheet and recognizing such compensation expense in the statement of operations as the options vest.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by APB 25 with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The following table illustrates what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS 123. During 2005 the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 181%; risk-free interest rates of 3.47%; and an expected life of 3 years. For the quarter ended March 31, 2004 the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 254%; risk-free interest rates of 1.19%; and an expected life of 3 years.

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 2005             2004
                                                             -----------      -----------
Net loss available to common stockholders, as reported       $(1,406,628)     $(1,337,762)
Add:
Stock-based employee compensation expense included
in reported net loss                                              11,513               --
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all awards          (44,582)          (2,000)
                                                             -----------      -----------
Proforma net loss available to common stockholders           $(1,439,697)     $(1,339,762)
                                                             ===========      ===========
Net loss per common share basic and diluted, as reported     $     (0.01)     $     (0.02)
                                                             ===========      ===========
Proforma net loss per common share basic and diluted         $     (0.01)     $     (0.02)
                                                             ===========      ===========

NOTE 5--NET LOSS PER SHARE

Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2005 and 2004, as their inclusion would be anti-dilutive. Stock options, common stock purchase warrants and convertible preferred stock which could potentially dilute earnings per share in the future totaled 46,187,793 and 4,856,643 at March 31, 2005 and 2004, respectively.

NOTE 6--COMPREHENSIVE LOSS

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

NOTE 7--LEGAL PROCEEDINGS

Albertson's Inc. ("Albertson's") filed an action against Schoolpop on October 31, 2003 related to certain alleged acts of Schoolpop prior to FUNDever acquiring Schoolpop. Pursuant to the merger agreement between FUNDever and Schoolpop, prior stockholders of Schoolpop agreed to indemnify FUNDever for any damages incurred with regard to this action. Management has settled the Albertson's litigation for $300,000, of which $20,000 was paid upon execution of the final settlement agreement in August 2004, and $5,000 being paid monthly over 56 months. FUNDever is offsetting contingent earn-out payments otherwise payable to the former stockholders of Schoolpop that have agreed to indemnify FUNDever for any damages with regard to this action. As of December 31, 2004, $260,000 was due to Albertson's. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed and as of December 31, 2004, $119,540 in recovery had been recognized. As of March 31, 2005, $245,000 was due to Albertson's. Recovery through nonpayment of the earn-out provision is recognized as the earn-out is expensed and as of March 31, 2005, $142,213 in recovery had been recognized.

Honey Baked Ham, Inc. and Gerard, Inc. filed an action in February 2004 against Schoolpop in the Superior Court of California, County of Sonoma. The plaintiffs were seeking to recover approximately $140,000 in damages as a result of Schoolpop's January 2004 purchase of scrip assets from The National Scrip Center, Inc. ("NSC"). On May 4, 2005 the parties entered into a Settlement Agreement and Mutual General Release. The case was settled for an amount which is not material to these financial statements.

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

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 8--NEW ACCOUNTING PRONOUNCEMENT

         In December 2004, the FASB issued Statement No. 123(R) which addresses the accounting for stock-based payment transactions in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. This standard eliminates use of APB 25 and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123(R) is effective for financial statements of small business issuers such as the Company in the first interim or annual reporting period beginning after December 15, 2005. Pro forma disclosures regarding the effect on the Company's net loss and loss per common share for the three months ended March 31, 2005 and 2004, had the Company applied the fair value method of accounting or share-based compensation as prescribed by SFAS123, are contained in Note 4. The Company has not determined which method it will use in complying with Statement 123 (R), nor has it determined what the impact will be on its earnings per share, although such impact may have a material adverse effect on our results of operations.

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--ACQUISITION

On January 9, 2004, Schoolpop purchased certain assets and assumed certain liabilities from NSC, a Santa Rosa, California-based nonprofit company that is in the scrip industry (gift certificates and store value purchase cards). Under the terms of the agreement, the Company agreed to: (i) pay $200,000 in cash three days after closing; (ii) pay a five-year contingent earn-out consisting of 2% of net revenue generated from specified customers; (iii) satisfy up to $1,266,000 owed to certain schools and other nonprofit customers of NSC; and
(iv) assume approximately $244,166 in leases and deferred payments on computer software and hardware. The cash portion of the purchase price has been deferred and has been included in the accrued expenses on the accompanying consolidated balance sheet as of March 31, 2005 Earnout payments are recorded as an additional cost of the acquisition in the period the earnout is earned. There was no earnout earned in the quarter ended March 31, 2005 and 2004 under this agreement.

The preceding consideration is subject to further adjustment based upon the ascertainment of revised figures and facts regarding the on-going business. Subject to these adjustments and subsequent to the acquisition, the total amount owed to certain schools and other nonprofit customers has been revised downward to $525,249 and the amount of deferred payments on computer software has been revised downward to $27,106. NSC had substantial debts owed to trade vendors and other creditors, and Schoolpop did not agree to assume those liabilities. Pursuant to the terms of the asset purchase agreement, the Company had the obligation to honor credit balances to certain customers who continued doing business with the Company for a one-year period expiring January 9, 2005. An adjustment to the purchase price allocation has been made to account for the expiration of this obligation in 2005 resulting in negative goodwill. This negative goodwill, which is reflected on the Company's balance sheet at March 31, 2005 in other liabilities, will be reduced in subsequent periods by the amount of the contingent earnout accrued, with any negative goodwill remaining at the end of the earnout period to be recognized as extraordinary gain.

The following summarizes the allocation of the purchase price:


          Purchase Price:                        AMOUNT
                                              -----------
            Due to NSC                        $   200,000
            Due to customers                      525,249
            Capital lease obligation               27,106
                                              -----------
                  Total Purchase Price        $   752,355
                                              ===========

         Allocation of Purchase Price:
            Inventory, net                    $ 1,172,111
            Accounts receivable                   220,000
            Negative goodwill                    (713,862)
            Furniture, fixtures & equipment        74,106
                                              -----------
                  Total Assets                $   752,355
                                              ===========

                       LOYALTYPOINT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--SUBSEQUENT EVENTS

On April 5, 2005, we entered into the Second Amendment to the Reseller Agreement Between Schoolpop, Inc. and American Express Incentive Services, L.L.C. (the "Agreement"). The Agreement reduces the fee we are required to pay to maintain our exclusive rights in the non-profit marketplace from $1,250,000 to $125,000 and limits our exclusive product offering to the Persona Select Card. In addition, we are permitted to sell our remaining inventory of other American Express scrip cards.

On April 11, 2005 we sold four of our search-oriented patents to NeoMedia Technologies, Inc. for $1,500,000 in cash and a 10-year royalty.

Effective April 15, 2005, we entered into a Reseller Agreement Between Schoolpop, Inc. and a major distributor whose products are to be included in Schoolpop's school supply kits (the "Agreement"). The Agreement expires on December 31, 2009 and provides for price rebates based upon the volume of products sold during a given year. The Agreement provides for 90 day termination without cause by either party. Mr. Paul Robinson, our chief executive officer, has guaranteed payment of any credit extended to us pursuant to the Agreement.

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

Highlights for the first quarter of 2005 include:

     o Our gross margins improved substantially to approximately 4.2% as compared to approximately 1.4% for the same quarter in 2004;
     o   Our revenue was lower in the quarter ended March 31, 2005;
     o   Our net operating loss for the quarter increased by approximately
         $96,000;
     o Our working capital deficit increased by approximately $1.1 million to $3,036,253 as of March 31, 2005. However, we sold our patents in the beginning of the second quarter of 2005 and received $1.5 million in cash proceeds. See Note 10 "Subsequent Events".

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of net revenue for the three months ended March 31, 2005 and 2004:

    (Amounts in thousands,
    except per share data)          THREE MONTHS ENDED MARCH 31,
                              ---------------------------------------
                                      2005                  2004
                              -----------------     -----------------
         Net revenue          $  7,477      100%    $ 11,972      100%
         Gross profit              311      4.1%         169      1.4%
         Operating expenses      1,673     22.3%       1,435     11.9%
                              --------    -----     --------    -----

         Net loss             $ (1,407)   (18.8)%   $ (1,338)   (11.1)%
                              ========    =====     ========    =====
         Loss per share,
         basic and diluted    $  (0.01)             $  (0.02)
                              ========               =======

Net Revenue
-----------

Our revenue for the three months ended March 31, 2005 was $7,477,348, compared to revenues of $11,972,337 for the same period in 2004, a decrease of $4,494,989 or 38%. This decrease is primarily attributable to the discontinuation of our selling certain AEIS product offerings in our gift card business, which accounted for approximately $8,900,000 of our revenues in the three months ended March 31, 2004. This loss of revenue was partially offset by an increase in sales of other gift cards, including other AEIS gift cards, revenues from our auction business which was not active in 2004, and a 30% year-over-year increase in our shopping rebate revenue.

Cost of Revenue
---------------

Our cost of revenue for the three months ended March 31, 2005 was $7,166,625, compared to $11,803,627 for the same period in 2004, a decrease of $4,637,002 or 39%. This decrease is primarily attributable to the discontinuation of the AEIS gift cards, as previously discussed. As a percentage of revenue, our cost of sales decreased 2.7%, from 98.6% of revenues to 95.9% of revenues. This improvement is a result of an increase in sales of our higher margin product offerings, shopping and auctions, as well as better margins in our gift card business without the AEIS products.

Operating Expenses
------------------

Our operating expenses for the three months ended March 31, 2005 were $1,672,834, compared to $1,434,789 for the same period in 2004, an increase of $238,045 or 17%. The increase is primarily attributable to greater headcount resulting in an increase in salaries of $237,800 from $609,905 to $847,705.

Interest Expense
----------------

Interest expense for the three months ended March 31, 2005 was $44,517, compared to $71,683 for the same period in 2004, a decrease of $27,166 or 38%. This decrease is primarily attributable to the conversion of certain debt into equity securities during 2004 and the related deferred debt discount associated with such debt being recognized in 2004, prior to conversion.

Net Loss
--------

Our net loss for the three months ended March 31, 2005 was $1,406,628, compared to $1,337,762 for the same period in 2004, an increase of $68,866 or 5%. The increase in the net loss was primarily attributable to the higher operating expenses increasing $238,045, being partially offset by the improvement in gross profit of $142,013 and a reduction of interest expense of $27,166.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, we used $759,243 in cash for operations compared to $386,567 for the same period in 2004, an increase of $372,676 or 96%. The primary components were a net loss of $1,406,628 and decrease in accounts payable and inventory reserves, partially offset by a decrease in inventory.

For the three months ended March 31, 2005, net cash used in investing activities was $4,668 compared to net cash provided by investing activities of $690,875 for the corresponding period in 2004. The purchase of fixed assets in 2005 used $4,668. In 2004, purchases of fixed assets used $30,222, while we received $721,097 in cash from the Barpoint.com merger.

For the three months ended March 31, 2005, net cash provided by financing activities was $112,474 compared to net cash provided by financing activities of $52,114 in the same period for 2004, an increase of 116%. In the most recent quarter, proceeds from our line of credit provided $160,003, partially offset by $47,529 in principal payments on loans and capital leases. In the quarter ended March 31, 2004, we received proceeds of $225,000 from the issuance of notes payable. No proceeds from notes were received thus far in 2005.

At March 31, 2005, we had approximately $429,292 in cash. As of May 10, 2005, we had approximately $1.5 million in cash which represents the proceeds from the sale of our patents, offset by continued use of cash to fund operations. At March 31, 2005, our current liabilities exceeded our current assets by approximately $3,036,253.

We have historically generated insufficient cash flow from operations to cover our operating expenses. We have had to raise additional capital through commercial bank loans and private investors in order to meet our operating capital needs. We have also been able to obtain capital through the acquisition of companies and assuming the cash and cash equivalent balances of those companies. We are currently seeking to extend our line of credit for another year. if we are unsuccessful and are required to pay the $590,003 balance due on the line of credit, it will require us to raise additional capital. We have not formulated any plans to obtain any additional equity or debt financing, and the Company gives no assurances that it will be able to obtain adequate capital resources in the future on acceptable terms and conditions. any equity financing, if obtainable would be very dilutive.

CAPITAL EXPENDITURES AND COMMITMENTS

Except for the purchase and implementation of new accounting software estimated to cost approximately $150,000 and upgrading our website at an estimated cost of $50,000, we do not currently have any plans to acquire a material amount of fixed assets during 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. We also have entered into acquisition agreements which require us to pay the sellers contingent earn-outs based upon the future revenue or profit of the businesses or assets we acquired. For the three month period ended March 31, 2005, earn-out expense was $22,673.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, the impact of UCC-1 liens on the NSC assets, renewal of our line of credit, resolution of litigation, and anticipated capital expenditures. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the future price of our stock, the Company's ability to manage its anticipated growth, and resolving contractual issues. Further information on the Company's risk factors is contained in the Company's other filings with the Securities and Exchange Commission ("SEC") including its Form 10-KSB for the year ended December 31, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS  ON FORM 8-K

         (a)      Exhibits

                  EXHIBIT
                  NUMBER     DESCRIPTION
                  -------    ---------------------------------
                   31.1      Certification of CEO
                   31.2      Certification of CFO
                   32.1      Section 1350 certification of CEO
                   32.2      Section 1350 certification of CFO

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 16, 2005 by the undersigned, thereunto duly authorized.


                                    LOYALTYPOINT, INC.


                                    /s/ Paul Robinson
                                    --------------------------------------
                                    Paul Robinson, Chief Executive Officer



                                    /s/ Jeffrey S. Benjamin
                                    --------------------------------------------
                                    Jeffrey S. Benjamin, Chief Financial Officer